Form 10KSB
period 1999-12-31
GO ONLINE NETWORKS CORP /DE/
filed 2000-03-29
CIK 1095999

SECURITIES  AND  EXCHANGE  COMMISSION
                                     WASHINGTON,  D.C.  20549

                                             FORM  10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF  1934

                  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

     For  the  transition  period  from  _______________  to  _______________.


                            COMMISSION  FILE  NUMBER  O-23845

                            GO  ONLINE  NETWORKS  CORPORATION
             (Exact  name  of  registrant  as  specified  in  its  charter)



                  DELAWARE                                   33-0873993
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)


    5681 BEACH BOULEVARD, SUITE 101/100
        BUENA PARK, CALIFORNIA                                    90621
    (Address of principal executive offices)                   (Zip Code)

     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE    (714)  736-0988


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes     No  X.
                                                               ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its  most  recent  fiscal year.     $89,749

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $ 51,780,106, based on the closing price for the common stock on March 17, 2000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 31, 1999, there were 75,181,843 shares of common stock, par value $0.001, issued and outstanding.

                     DOCUMENTS  INCORPORATED  BY  REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__

                            GO  ONLINE  NETWORKS  CORPORATION

                                   TABLE  OF  CONTENTS
                                   -------------------


                                         PART  I

Item  1          Description  of  Business.

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.


                                        PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder Matters.

Item  6          Management's  Discussion  and  Analysis  or Plan or Operations.

Item  7          Financial  Statements.

Item  8          Changes In and Disagreements With Accountants on Accounting and
                  Financial  Disclosure.


                                       PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                  Compliance  with  Section 16(a)  of  the  Exchange  Act.

Item  10         Executive  Compensation

Item  11         Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                        PART  I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend,"
"plan,"  "believe,"  "estimate,"  "consider"  or  similar  expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

     Go Online Networks Corporation operates in the high technology and e-commerce business utilizing a three-tiered revenue model. In initiating our strategy, we acquired and currently operate three distinct divisions, each described below:

     Internet  Kiosk  Division
     -------------------------

     We are pursuing a strategy in the installation of internet kiosks in the mid-priced hotel market. Our internet kiosks, designed in three primary models, are installed in the hotel lobby or an alternative centralized public access room. Our kiosk division has developed two suppliers capable of manufacturing small, integrated kiosks that can provide pay-as-you-use stand-alone internet access. At no cost to the hotel owner and sharing revenues with us and the owner, our internet kiosks have been and will continue to be marketed to these mostly mid-priced hotels by sales agent organizations employed by our kiosk division. Presently, 369 hotels have signed contracts and 167 have been installed as of January 10, 2000. We believe that we will have many more by year end and hope to reach our goals of installation of enough kiosks to make us profitable by the first quarter of 2001.

     ShopGoOnline.com
     ----------------

     Utilizing online video and audio technology to assist with customer review, our ShopGoOnline.com internet website offers a variety of products and services via the world wide web. ShopGoOnline.com sells products such as jewelry, coins, collectibles, electronics, computers, skin care and beauty products, and personal fitness products. At ShopGoOnline.com, the customer can search for products we have to sell by category or by product name and obtain a full description of the product offer including a complete audio presentation of the product as well as a video demonstration when appropriate.

     Auctionomics.com
     ----------------

     The internet auction method of e-commerce has become increasingly accepted in today's internet environment. By adding Auctionomics.com to our e-commerce business strategy, we are attempting to take advantage of those opportunities. As a complimentary component of our network of e-commerce web sites, Auctionomics will link traffic to the ShopGoOnline.com virtual shopping mall, and vice versa.

     THE  HOTEL  INTERNET  KIOSK

     We believe the demand for internet access by travelers will continue to grow as more of the United States and world population continues to go on line. Travelers, whether business or personal, are a substantial potential market. Business strategies to service the traveler's needs range from internet services located in airports and hotels, to remote, hand held or car based devices. User demand, capital requirements, and operating costs of alternative technologies, along with the business models to service these travelers are all evolving, and have mostly resulted to date in substantial operating losses.

     Within the hotel industry, the primary attention paid to travelers to date has been in the upscale, high priced and luxury hotels segments. These affluent travelers are viewed as the most likely to pay for the cost of technological solutions to internet access and entertainment demand. The twin demand drivers, entertainment and internet, are expected to pay for these sophisticated technological solutions.

     On the other hand, little attention has been directed to mid-priced hotels which is our primary focus, aside from possible provision of a modem jack on phones. Cable or a satellite service is considered for entertainment. Owners of franchises are resisting orders from chain corporations to spend significant sums, such as electronic upgrades of room locks and other amenities.

     In the upscale and luxury hotel category, the two leading companies, On Command and LodgeNet have reported substantial losses in building their in-room entertainment and internet access business in luxury hotels. LodgeNet now services 4,700 lodging properties with 725,000 rooms, providing on demand movies, video games, high-speed internet access and other programming. LodgeNet's losses narrowed in the first six months of 1999 to ($16 million) from ($36 million) in the first half of 1998. Its competitor, On Command, claims an installed base of 942,000 rooms, of which 11,000 rooms represent installation of its new OCX platform including high-speed internet access. Losses at On Command for the first six months of 1999 remained flat at ($15 million) with the comparable 1998 period.

     Aside from the current losses encountered in acquiring and installing new accounts, and building new service technologies that include high speed internet access, the room based services in upscale hotels require the companies to front a high cost per room investment. Capital outlays of $400 per room are common. High-speed internet access generally revolves around installation of a T1 network service (essentially a high speed digital type of telephone line) that, while available, has significant installation, maintenance, and operating costs. Daily per room fees for this unlimited internet access approach $10. Both companies offer differing versions of in-room connectivity for laptops.

     Airport based internet access holds significant potential. There are significant complexities, costs, and time encountered for marketing, contracting, and installing with multiple airport public authorities. The prototype units being installed are generally sophisticated, expensive units that integrate internet services with multiple advertising side panels with electronic traveler information systems. GTE is a major factor in this large market.

     THE  MID-PRICED  HOTEL  MARKET

     Market segmentation of the hotel industry began in 1981, with the mid-priced and economy segments rapidly developing. This design and operational model was coupled with franchising, and eventually consolidations, to build large numbers of hotel properties and rooms. Brand identification programs for these chains, e.g., Days Inn and Motel 6, were launched to promote occupancy and brand loyalty. Leveraged buyout firms such as KKR acquired major brand names, such as Motel 6. Economically priced hotels with minimal amenities and standardized design have now became commonplace.

     Today, to name just a few, corporations such as Choice Hotels International have franchised over 3,600 mid-priced and budget hotels in the United States operating under name chain brands such as Sleep, Comfort, Quality, Roadway, and EconoLodge. Choice Hotels has developed mid-priced longer stay hotels under the brand name Main Stay Suite. Cendant Corp developed the Days Inn franchise, which includes 1,755 hotels in the United States. Other chains, including Holiday Inn, Ramada, and Howard Johnson are expanding rapidly. Our business model is intended to address the build up of mid-priced hotels by providing efficient and cost-effective internet access for the guests in these mid strata hotels.

     This segment of hotels generates substantial numbers of travelers and potential internet users. For example, a 150-bed hotel at 70% occupancy generates 38,325 occupied rooms per year. If one-third of the occupied rooms are double occupied on average, 51,000 potential internet users per year stay in the hotel. In a 500-room hotel with 70% occupancy, and with half of the rooms averaging two people, the number of annual potential users rises to 192,000. In good locations, occupancy rates as well as double occupancy, run significantly higher. Location too will also affect the mix of business travelers, a more intense internet user. Younger family members entertain themselves by Web surfing. Our internet kiosk business model addresses this pool of travelers at middle and lower priced hotels for both the hotel and Go Online.

     GROWTH  OF  THE  ONLINE  AUCTION

     The internet offers for the first time the opportunity to create a marketplace for person-to-person trading--the exchange of goods between individuals. This trading has traditionally been conducted through trading forums, such as classified advertisements, collectibles shows, garage sales and flea markets, or through intermediaries, such as auction houses and local dealer shops. These markets are inefficient because, among other things:

* their fragmented, regional nature makes it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions;
*    they  offer  a  limited  variety  and  breadth  of  goods;
*    they  often  have  high  transaction  costs  from  intermediaries;  and
* they are information inefficient, as buyers and sellers lack a reliable and convenient means of setting prices for sales or purchases.

     An internet-based centralized trading place can overcome the inefficiencies associated with traditional person-to-person trading by facilitating buyers and sellers meeting, listing items for sale, exchanging information, interacting with each other and, ultimately, consummating transactions. Through such a trading place, buyers can access a significantly broader selection of goods to purchase and sellers have the opportunity to sell their goods efficiently to a broader base of buyers. Because of the internet's efficiency, the number of online auction purchasers is expected to increase.

OUR  PRODUCTS  AND  SERVICES

     SHOPGOONLINE.COM

     Mr. Scott Claverie, the current President, formed the ShopGoOnline.com division as a small venture to develop internet e-commerce solutions. Through our AMS Acquisition Corp. subsidiary, we provided seed financing in exchange for a 75% interest in the ShopGoOnline.com website. This initial financing contained an option for Mr. Claverie to reacquire majority ownership. This option was recently extinguished for 1,250,000 shares of our common stock and certain cash consideration. We own 75% of the equity, and are committed to provide overall division financing and direction. ShopGoOnline.com is a dba of AMS Acquisition Corp.

     ShopGoOnline.com offers a variety of products and services via the world wide web. ShopGoOnline.com sells products such as household items, jewelry, coins, collectibles, electronics, computers, skin care and beauty products, and personal fitness products. Almost anything that is normally offered to the public through traditional retail or exclusive TV offers or infomercials can be available through e-commerce on the internet.

     At ShopGoOnline.com, the customer can search for products by category or by product name and obtain a full description of the product offer including a full color picture and full-motion video. In addition, the customer will be able to view the TV offer in part or in its entirety all from the ShopGoOnline.com web site.

     When fully implemented, our ShopGoOnline.com web site will be a place where a customer can find favorite products as well as some of those seen advertised on TV. Our customers can shop from hundreds of products and add them to their electronic shopping cart. At the checkout counter, the customer purchases all the products selected from one easy location. Our ShopGoOnline.com division then processes the orders and has the products delivered right to the customers' door.

     Our ShopGoOnline.com division derives revenue from three different sources:

1. Direct Sales B from selling product and services that are offered on the web site.
2. Indirect sales B by referring our customers to "link share" numbers to purchase products advertised on our web site.
3.     Web  hosting  B  by  hosting  other  web  pages that reside on our server

     Our ShopGoOnline.com web site opened for business on July 6, 1999. Our site is now open 24 hours a day, 365 days a year. We are in the initial growth phase of our sales and advertising. For the period from inception of our web site until December 31, 1999, we have had total gross sales of $21,456 on total expenses associated with ShopGoOnline of $212,856 B a loss of $182,612. Additional income of $22,219 was generated by ShopGoOnline for a business to business web site development project for an outside third party. Our products are shipped by our vendors via a method of the vendor's choice, although to date most of our vendors have selected UPS as their primary shipper.

     Currently, our ShopGoOnline.com web, file, print and fax servers operate on industry standard hardware (including Intel processors, Seagate and IBM hard drives and Linux software), that can be easily replaced if problems arise. Our online video and audio technology is provided through our relationship with Real Networks, Inc., and their RealAudioJ and RealVideoJ products which have become widely utilized and accepted on the internet. Our use of their products is producing videos that the compatible with the users home/work internet connection and software.

     Our internal and external web server software is balanced and maintained using a server-load based rotation scheme. If a server becomes busy, the next available server will receive and process the request. As the requests grow beyond the capacity of the equipment, new machines will be added to the rotation scheme in short order. This scheme allows for growth and failure redundancy. To our knowledge, there are no known material limitation or upgrades necessary.

     We supply the products sold on ShopGoOnline.com directly from agreements with vendors who sell on our site. These vendors include 5th Avenue, Ingram Micro, Ingram Entertainment, Panda America, Guthey Renker and Carefree Traders. We generally do not warehouse any inventory ourselves for resale. We make arrangements with each individual vendor to package, ship and notify us of sale and delivery. We obtain payment from our customers and pay the vendors directly for these products.

     On September 15, 1999 we entered into an agreement with Panoscan, Inc., through which Panoscan will work with ShopGoOnline to develop new ways to present and promote products using digital imaging. Specifically, Panoscan agreed to use its camera system to capture images for use on the Vera's in the Glen area of the ShopGoOnline site. We agreed to credit Panoscan in our promotions and press releases. Panoscan has completed their work on the specific site section and it has been implemented on our web site.

     INTERNET  KIOSK  DIVISION

     Our internet kiosk, designed in three primary models, is designed to be installed in a hotel lobby or an alternative centralized public access area. Our primary strategy is to place these internet access kiosks in mid-price hotels in the lobby or another high access area.

     We have contractual arrangements with iCom Network, Inc. as well as Infotouch Technologies, Inc., two suppliers who manufacture small, integrated kiosks that can provide pay as you use stand alone internet access. Our agreement with iCom provides that we agree to purchase five hundred internet kiosks over twelve months with a minimum of 25 per month at a cost to us of $3,250.00 per kiosk (payable net 15 days after shipment). On June 22, 1999 we agreed to purchase 50 surfnet internet terminals from Infotouch during the subsequent 45 days at between $3,195.00 and $3,395.00 each (depending on the specific model chosen).

     At no cost to the owner and in a revenue sharing model, our internet kiosks have been and will continue to be marketed to mostly mid-priced hotels by sales agent organizations employed by our Kiosk Division.

     Available kiosks range from 23 inches wide to 30 inches wide, and 20 inches high for the table top versions to 68.5 inches high for some of the stand alone versions. The hotel chooses from our agreement the type of kiosk they desire, the manufacturer and the kiosk finish color. Each kiosk includes a mechanism for accepting currency and a traditional internet browser familiar to customers for browsing the internet and obtaining email.

     The hotel is required to provide free space, approximately 9-12 square feet, under a four-year, renewable internet exclusive contract. The hotel receives in exchange a 10% share of kiosk revenues with a $45 monthly minimum. The contract is renewable by the hotel for an additional four years or eight years in total. We agree to maintain the kiosk from our share of the revenues. Presently, the total direct installed cost of each internet kiosk is approximately $3,300, which has been brought down from our initial cost of $5,100.

     After entering into a contract with the hotel owner, we order the kiosks from the manufacturer (providing a direct shipping address for the location), order a telephone line approximately two weeks prior to installation, order the internet service provider for the location and confirm that appropriate telephone line and RJ11 jacks are installed and telephone service is active.
When the kiosk is shipped from the manufacturer and arrives at the site, we dispatch an installation crew to install the kiosk and train the location owner and employees on the use of the system. We later contact the location owner to confirm the unit has been installed and respond to all questions or concerns that he or she may have.

     The kiosk division business plan has several multi-level, integrated strategies to maximize our revenues and business value from the kiosks. These revenue and valuation sources are as follows:

* Revenues and earnings streams generated by the existing and potential kiosks.
* Advertising revenues to be sold as spots and banners on the hotels' kiosks. This revenue is based on "eyeballs" generated.
* A value derived from the exclusive 4-year internet service contract for a hotel (with potential for 8 year exclusive contracts). The aggregate value of these contracts should grow geometrically as hotels are added, representing future revenue streams and the exclusive right to provide that hotel's guests with internet services. Operating experience will refine the value.
* Tie-ins to our other services by usage promotional affinity programs, including ShopGoOnline.com.
* Develop branded "rewards" programs for hotels to give their guests that operate through the kiosk.

     Although  we  cannot  be  sure  that we will be successful in marketing our internet kiosks, we intend to have the 2,000 internet kiosks installed and operating in hotels at the end of a two-year period. Presently, 369 hotels have signed contracts and 167 have been installed as of January 10, 2000 in 25 different states. Our existing customers include franchises of Ramada Inns, Holiday Inns, Howard Johnsons, Econolodge, Radisson Inn and Country Suites. No one customer or chain accounts for a substantial portion of our business to date. A majority of our kiosk sites are in metropolitan areas such as: Atlanta, GA; Washington, DC; Birmingham, AL; Houston, TX; Dallas, TX; San Antonio, TX; Orlando, FL; Chicago, IL; Phoenix, AZ; Nashville, TN; Charlotte, NC; Grand Rapids, MI; Oklahoma City, OK etc. 329 of the 369 sites are located within 10 miles of an international or regional airport.

     AUCTIONOMICS,  INC.

     Auctionomics, Inc. incorporated in the state of Nevada in June 1999. This division was created solely for the pursuit of our desire to capture a share of the online auction market. Auctionomics.com is structured to perform as a focused auction marketing resource for some items, but more particularly as a referral website B specifically to direct traffic to auction web sites which are our partners. Auctionomics.com commenced operation in August 1999 and launched in September 1999. To date, we have concentrated the Auctionomics.com site on marketing for brand development to build traffic and the development of a working operational web site. To date we do not have any direct auction sales through our site.

     Our Auctionomics.com website primarily operates as a referral website initially to ClassifiedAuctions.com, on online auction website which commenced operations in June 1999. ClassifiedAuctions.com is owned and operated by Express Auction Specialists, Inc., an auction company. ClassifiedAuctions.com primarily conducts person to person auctions that offer assets to be provided for online sale, including primarily artwork, jewelry, collectibles and real estate. ClassifiedAuctions.com has needed marketing assistance to build traffic and sales which is beneficial to us since we can drive activity to their site.

     We  entered  into  a  marketing  agreement  with  ClassifiedAuctions.com to provide referrals to their site in exchange for fees. Under that agreement, Auctionomics.com will receive 20% of the gross revenue derived from each sale made by ClassifiedAuctions.com which is referred to by us. Our plan is to advertise and market Auctionomics through web browsers and search engines and build traffic that we would then convert to online transactions referred to ClassifiedAuctions.com, for a fee. At present, the majority seller on Classified Auctions is Express Auction Specialists, Inc. (an entity unaffiliated with us), which is headed by Larry Makowski.

     Within minutes of registering with ClassifiedAuctions.com, online users can list items for sale or auction. Users may browse familiar classified categories for sale items or bid on items posted for auction in a fully automated, secure online service.

     The founders of Auctionomics, Inc., Messrs. Harvey A. Turell and Nathan A. Wolfstein IV, have experience in the marketing of real estate auctions. We acquired a 75% interest in Auctionomics, Inc. from the two founders/shareholders in June 1999. The consideration was 500,000 shares of our common stock and a two-year warrant to acquire an additional 500,000 shares of our common stock at $0.50. The shareholders, Messrs. Turell and Wolfstein, are entitled to receive a bonus of 25% of Auctionomics.com pre-tax income, so long as they retain their 25% ownership. If their shareholdings are reduced, the bonus is reduced proportionally. We provided Auctionomics, Inc. with $25,000 for working capital shortly after the acquisition in June 1999.

     Auctionomics.com can become an auction e-trading community providing sellers and buyers access to specially selected sales events and the ShopGoOnline.com virtual mall.

     Auctionomics.com provides users methods to effectively market and sell their goods. These include:

* Digital literature and emailings to targeted buyer lists and the presentation of products for sale in online events through digital presentations Internet search engine marketing
*    ShopGoOnline.com  virtual  shopping  mall
* Streaming video and streaming digital audio online of certain key items in an auction as a way to provide visual and audio views of the items in the online auction marketing program.
* Television/cable Broadcasting. For selected online events, Auctionomics intends to contract for satellite broadcast of a live auction event, with live interactive bidding in real time
*    Credit  card  payments  online

COMPETITION

     The electronic commerce market, particularly over the internet, is relatively new, rapidly evolving and competitive, and we expect competition to intensify in the future. We will compete with many other companies which either offer the same types of merchandise or provide the same or a similar type of sales format to customers.

*    ShopGoOnline.

Current competitors for our ShopGoOnline division include companies with online commerce sites such as Onsale, Inc., Intermallamerica.com, iVillage.com, Egghead, Amazon.com, Inc., AOL.com, Beyond.com Corporation, Buy.com Inc., Cyberian Outpost, Inc., Dell Computer Corporation and numerous other companies marketing goods over the internet. Most of these companies have substantially greater resources than we do and consequently have the ability to market their products more effectively. This is not an exhaustive list of current competitors.

 We intend to compete with these companies by utilizing the key differentiation of our streaming audio and video, as well as link to other sites and undertake traditional advertising. In addition, it is not difficult to enter the online commerce market, and current and new competitors can launch new online commerce web sites at relatively low cost.

*    Internet  Kiosks.

Our internet kiosk division competes on a national scale with other internet kiosk competitors and other competitors for services to hotel guests. There are numerous other potential competitors that could use their existing infrastructure to provide internet services to the lodging industry, including franchised cable operators, wireless cable operators, telecommunications companies, major technology companies and DBS providers.

Our internet kiosk division also indirectly competes with "in-room" internet suppliers such as Lodgenet and On Command, as well as other in-room internet access providers. We are not seeking to compete in this market, but rather have focused our marketing efforts on mid-priced hotels which are not likely to commit the resources required to make in-room access available in the near future. We also believe that the hotel lobby resource is easier for quick access to email and other quick look ups similar to pay telephone resources.

*    Auctionomics.

Our Auctionomics internet auction site competes with numerous, well-established internet auction sites. The biggest competitor in that market is ebay.com, but there are numerous other sites such as onsale.com, bid.com, ubid.com, egghead.com, 2themart.com and many others which have competitive auction sites. New competitors can enter this market very easily. If we do not properly market our site, our competitors will have more market share.

We believe that we can effectively compete for a portion of this market through the ability to provide referrals to on-line and live auctions with auction enhancements, primarily in the streaming audio and video which can showcase the products to be marketed in an improved format which could create demand and spur the potential buyer to either make an on-line bid or go to the live event.

GOVERNMENT  REGULATION

     Our internet and e-commerce businesses may become subject to increasing government regulation as various government regulators continue their focus on improving internet commerce. Several states, including California and Washington, have laws regulating the disclosure of pricing information by wholesalers and comparable businesses. In the future, governments of California, Washington and other states could require additional disclosure in order to comply with other regulations. In addition, several states have laws that regulate auctions and auction companies within their jurisdiction. Some states may interpret their statutes to apply to our transactions with consumers in such states, even if those transactions originate over the internet. The burdens of complying with auctioneering laws could materially increase our cost of doing business. Similarly, states may construe their existing laws governing issues such as property ownership, sales tax, libel and personal privacy to apply to internet companies servicing consumers within their boundaries. Resolution of whether or how these laws will be applied is uncertain and may take years to resolve.

SALES  AND  MARKETING

     Web  Promotion  B  Advertising

     As with any internet company, we actively market our web sites and drive traffic to them. We plan to market and brand our Go Online web sites through conventional banner ads and reciprocal links placed throughout highly visible online locations and print publications.

     It is a standard in the industry to team with web promoters in order to market our sites electronically. Web promoters (also known as media sales companies) are actively involved in banner placement and swapping, search engine registration, and other activities associated with Web promotion. Because of their existing relationships and the ability to "package" deals, these firms constitute the quickest, most cost-effective way to promote a site. Typically, these firms take a percentage of their clients' total ad revenue (usually 35-50%) as compensation for their services.


Specifically,  these  firms  provide  :

*    Exclusive  sales  representation
*    Support  by  a  sales  force  of  experienced  media  professionals
*    Increased  focus  on  long-term  sponsorship  programs
*    Total  inventory  and  ad  management
*    Additional  revenue  streams  from local and international ad sales efforts

     To date, we have entered into agreements with Website Results, LinkShare Corporation and Doubleclick. Our Website Results contract is designed to assist us in building traffic to our website by developing key indices on search engines. ShopGoOnline.com is a Platinum Program subscriber to Website Results which specializes in developing multiple "doorway" pages for internet customers for their subscribers. The "doorway" program is a system to rank multiple keyword phrases for Website Result's clients to establish high ranking for those phrases with the major search engines to build traffic by optimizing rankings in order to produce quality targeted traffic for our website. We also have an agreement with LinkShare through which we receive revenues and pay fees for receiving traffic from other better known sites and referring web traffic through our sites. We have agreed with DoubleClick to obtain 1,000,000 impressions on Doubleclick with "click through" to our ShopGoOnline website. We paid $15,000 for this first agreement.

     In the coming months, our management intends to pursue expanded traditional and nontraditional marketing with our Website Results, Doubleclick, Linkshare and other agreements to build consumer awareness of ShopGoOnline.com. The media campaign, which we generally launched with the grand opening of ShopGoOnline.com, was expanded with nationwide newspaper display ads which reached a substantial number of readers in the eight major internet markets. We placed display ads in the Boston Globe, San Francisco Examiner, Chicago Times, New York Times, Miami Herald, San Diego Union Tribune, Los Angeles Times and Dallas Morning News.

     Key to the success of Auctionomics.com is to stay connected to the auction community, both on- and offline. Therefore, our plan is to advertise in publications that target the auction enthusiast. Currently, Auctionomics.com is running a full-page advertisement in Auction Weekly, one of the most respected publications in the auction arena.

     Since 1994, Auction Weekly has been published by Auction Advisory. Auction Advisory has now taken its auction expertise online at auctionadvisory.com. Auction Weekly lists only live auctions, those auctions conducted by professional auctioneers and government agencies. The publishers and principals of Auction Advisory are deeply involved in the auction industry, and have been for the past 18 years.

     The paper version of Auction Weekly has always listed 300+ auctions each week while the online database is updated daily. Auction Advisory gives users early warning and up to the minute changes, similar to traditional, short-notice "public notices".

     Auction Weekly is mailed first class every Tuesday. This 32-page newsletter comprehensively lists all auctions in the Southwest (AZ, CA, CO, NM, NV, TX,
UT). The newsletter lists virtually every type of auction from large to small. Auction Weekly lists government auctions, estates, IRS, U.S. customs, city, county, state, bankruptcy, lien auctions, antiques, business liquidations, U.S. Dept. of Defense, and U.S. Marshal.

     Internet  Kiosk  Marketing

     While we cannot be sure we will succeed with our goal, we intend to seek to have the 2,000 internet kiosks installed and operating in hotels at the end of a two-year period. To accelerate penetration of the hotel market and the use of the installed kiosks, in September 1999 we initiated a major 45-day marketing campaign for our kiosk division. The sales and marketing campaign includes:

* Advertising in trade magazines and attending trade shows to enhance our kiosk program's visibility with hotel operators. An example is the Asian-American Hotel Association, which represents approximately 60% of the franchised mid and economy priced hotel owners.

* Providing the hotel upon kiosk installation with a full marketing program to increase guest usage. This includes signage, which will be intended to draw guests to the kiosk, and obtaining email while traveling. Guest access to their email requires only knowing the short address of the mail servers of their internet service providers (ISP) and password they currently use to access their mail. This information is the same that is inputted into their home or office email program and is readily available to the traveler before he/she departs.

* Distribute plastic affinity cards to reward users with credits to be spent at our ShopGoOnline.com web site. Affinity members or guests of certain hotels will be offered free minutes to check for their e-mail at check-in. Some hotels look to also use the kiosks as a center around which to develop a stay rewards program for their guests.

* Develop catalogs for periodic mailing to users of the kiosks for purchase opportunities at our online sites.

* Retain sales agencies to represent our kiosk division to acquire agreements to place internet kiosks in hotels within the United States and internationally. Our most recent sales agreement was with Midwest Internet Solutions, Inc. covering Indiana, Michigan, and Ohio.

     Through Decembeer 31, 1999, we have installed a total of 167 kiosks and have agreements signed with 369 sites.

OUR  BACKGROUND

     Go Online Networks Corporation became a publicly traded corporation on the over-the-counter bulletin board in April 1990 by the "reverse acquisition" of Valencia Capital, a Colorado corporation. From this acquisition, our shareholders became the majority shareholders and the corporation in November 1990 was renamed Jones Naughton Entertainment, IncA one for four reverse stock split was accomplished at the same time, resulting in nine million common shares then outstanding.

     Under our then president, Mr. Spike Jones, Jr., we initially produced infomercials but ceased infomercial production in 1993. Mr. Jones left us and in 1995, we acquired Real Estate Television Network, Inc., a satellite real estate TV network. Real Estate Television Network's target market was the independent real estate office of the large franchised office networks, e.g. Century 21. In 1996, many of the large independent real estate firms were acquired by HSF, Inc., which resulted in a consolidated industry. The consolidation led to the decision to internally produce and provide training and other services, which were originally provided by outside vendors like Real Estate Television Network. In 1996, we sold Real Estate Television Network to AmeriNet Financial Services, Inc.

     In late 1997 and 1998, we made the strategic decision to pursue opportunities involving the internet. In the first quarter of 1998, we acquired the assets of a small advertising agency, Affiliated Marketing Services, Inc which we intended to move into internet advertising. We determined that Affiliated Marketing Services, Inc.'s internet progress was insufficient, and during the fourth quarter of 1998, we sold Affiliated Marketing Services, Inc. back to its management.

     Subsequent to the sale, we made our initial investment in AMS Acquisition Corp., a previously unaffiliated corporate entity which was and continues to be the developer of ShopGoOnline.com, investing $25,000 for a 75% equity interest. AMS Acquisition Corp. was formed in Nevada on June 29, 1998. Management of that corporation received a repurchase option to acquire back 26% of the outstanding shares from us. We subsequently purchased this repurchase option. We issued to management (primarily its President Scott Claverie) 1,250,000 shares of our common stock, along with cash consideration.

     During March 1998 we entered into an agreement to acquire the assets of Sign Products of America, Inc., an unaffiliated business formed in November 1995 in California, which was engaged in the manufacturing, marketing, management and display of advertising and informational kiosks. The purchase price was $50,000 with a down payment of $25,000 plus four equal quarterly installments at the 90 day, 180 day, 270 day and 350 day anniversaries of the closing date.

     We acquired a 75% interest in Auctionomics, Inc. from Nathan A. Wolfstein IV and Harvey A. Turell, the two previously unaffiliated founders/shareholders in June 1999. Auctionomics, Inc. was formed in Nevada in June 1999. The consideration was 500,000 shares of our common stock and a two-year warrant to acquire an additional 500,000 shares of our common stock at $0.50. The shareholders, Messrs. Turell and Wolfstein, are entitled to receive a bonus of 25% of Auctionomics.com pre-tax income, so long as they retain their 25% ownership. If their shareholdings are reduced, the bonus is reduced proportionally. We provided Auctionomics, Inc. with $25,000 for working capital shortly after the acquisition in June 1999.

     At a meeting of shareholders held on September 8, 1999, we reincorporated in Delaware and changed our name to Go Online Networks Corporation. This change was designed to provide us with the advantages of Delaware law for a public corporation and to change the name to reflect our new internet businesses.

     On January 10, 2000, we entered into an agreement with Westlake Capital Corp., pursuant to which we issued 3,000,000 of our newly-issued shares of common stock to acquire Westlake. Westlake was a reporting company with the Securities and Exchange Commission. As part of the acquisition, we elected to have successor issuer status under rule 12g-3 of the Securities Exchange Act of 1934, which makes us a reporting company.

RESEARCH  AND  DEVELOPMENT

     We have not spent any measurable amount of time on research and development activities.

EMPLOYEES

     As of December 31, 1999, we had 13 full-time employees and 8 part time employees, including employees in each of our divisions. Of these employees, four work in our administrative offices, five are employed by our internet kiosk division, nine are employed by our ShopGoOnline.com division and three are employed by our Auctionomics division. None of our employees is covered by any collective bargaining agreement. We believe that our relations with our employees are good.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     Our principal executive offices are located at 5681 Beach Boulevard, Suite 101/100, Buena Park, California 90621. Effective July 21, 1999 we entered into a lease for this office space. The term of the lease is for 3 years with monthly base rent payments of $1,600. The rent for the first year was prepaid. Future base rent commitments during the years ended December 31 under this lease are summarized as follows: 2000 - $ 8,000; 2001 - $ 19,200; and 2002 - $
11,200.

     Effective May 15, 1999, we entered into a lease for office space in northern California used by our ShopGoOnline.com division. The term of the lease is for 5 years with monthly base rent payments of $1,615. The base rent amounts are subject to increases of 3% per annum. We have the right to terminate the lease between May 15, 2000 and June 15, 2000 and also between May 15, 2002 and June 15, 2002. The first years rent was prepaid. Future base rent commitments during the years ended December 31 under this lease are summarized as follows: 2000 - $ 19,380; 2001 - $19,380; 2002 - $ 19,380; 2003 - $ 19,380;
and  2004  -  $  8,075.

     Effective August 12, 1999, we entered into a lease for office space for our marketing department located at 13101 Washington Blvd., Suite 231, Culver City, California. The term of the lease is until September 30, 2000, with a month to month tenancy thereafter, with monthly base rental of $1,254.00 per month.

     At the end of the lease terms for all of our rental space, we believe that we can lease the same or comparable offices at approximately the same monthly rate.

ITEM  3  -  LEGAL  PROCEEDINGS

     During 1996 we sold our wholly-owned subsidiary Real Estate Television Network, Inc. in exchange for shares of stock of AmeriNet Financial Services, Inc., the entity that acquired Real Estate Television Network. Since we were unable to receive free trading shares of AmeriNet as agreed, on July 9, 1998 we filed a lawsuit against AmeriNet and certain of its officers and directors alleging breaches of written contracts, fraud and violations of various Corporate Code sections. On September 2, 1998, AmeriNet filed a cross-complaint against us alleging fraud and misrepresentation, breaches of contracts and conspiracy. In the cross-complaint AmeriNet sought damages in the approximate amount of $12,000,000, together with exemplary and punitive damages, attorney's fees and cost of the suit. The actual losses identified by the cross-complaint were less than $500,000. Effective on December 15, 1999, we entered into a settlement with AmeriNet which provided for AmeriNet (which had subsequently been renamed Homespace, Inc.) to issue to us 200,000 shares of Homespace common stock and pay us $100,000, with mutual releases of claims on both sides.

     On December 3, 1998, related to a different litigation matter, a default judgment was entered against us in the approximate amount of $55,000 for alleged amounts owed by Real Estate Television Network for which the plaintiff alleges was also owed by us. On July 14, 1999 the default judgement was set aside based on the fact that we were never properly served with a summons and complaint. We contend that we are not liable for the amounts due since Real Estate Television Network was a separate corporation and we never guaranteed this obligation.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to the security holders for a vote during the period covered by this report.

                                    PART  II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The following table sets forth the high and low closing prices for shares of our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to September 22, 1999, our common stock was listed under the symbol "JNNE." Effective on September 22, 1999, the trading symbol for our common stock changed to GONT.

                                       CLOSING  PRICES
      YEAR     PERIOD                     HIGH      LOW
     -----     ------                     ----     ----

     1999     First  quarter               .09     .02
              Second quarter               .74     .09
              Third  quarter               .70     .36
              Fourth quarter               .49     .12

     1998     First  quarter               .07     .04
              Second quarter               .16     .03
              Third  quarter               .10     .03
              Fourth quarter               .05     .02

     The number of beneficial holders of record of our common stock as of the close of business on December 31, 1999 was approximately 223. Many of the shares of Go Online's common stock are held in "street name" and consequently reflect numerous additional beneficial owners, which we are advised is approximately 9,925 as of August 24, 1999.

     At December 31, 1999, we had outstanding options to purchase 2,450,000 shares of common stock at exercise prices ranging from $.20 to $5.50, with a weighted average option price of $.27.

     At December 31, 1999, we had 2,614,523 shares of common stock which could be sold pursuant to Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including one of our affiliates, who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

DIVIDEND  POLICY

     We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the future. Instead, we intend to retain future earnings, if any, to fund the development and growth of our business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On April 4, 1997, the Company issued 140,000 shares of common stock at a price of $.039 per share to Nickolas Reissis, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $5,400.

     On April 4, 1997, the Company issued 2,500,000 shares of common stock at a price of $.0255 per share to LaSalle Investments, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $63,750.

     On July 10, 1997, the Company issued 800,000 shares of common stock at a price of $.025 per share to Lightning Imports, Inc., an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $20,000.

     On July 25, 1997, the Company issued 400,000 shares of common stock at a price of $.025 per share to Lightning Imports, Inc., an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $10,000.

     On November 15, 1997, the Company issued 1,000,000 shares of common stock at a price of $.02 per share to Royal West Sales, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $20,000.

     On November 15, 1997, the Company issued 1,250,000 shares of common stock at a price of $.028 per share to Lightning Imports, Inc., an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $35,000.

     On January 29, 1998, the Company issued 150,000 shares of common stock at a price of $.067 per share to Gary Howard, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $10,000.

     On January 29, 1998, the Company issued options to purchase 1,000,000 shares of restricted stock at an exercise price of $.05, 1,000,000 shares of restricted stock at an exercise price of $.07 and 1,000,000 shares of restricted stock at $.09 to Patrick Rost, an accredited investor and a consultant to the Company, in connection with a consulting agreement. These issuances were under
Section 4(2) of the Securities Act. The options at $.05 and at $.07 were exercised. The options at $.09 expired unexercised.

     On January 29, 1998, the Company issued 400,000 shares of common stock at a price of $.035 per share to Pat Rost, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $14,000.

     On March 4, 1998, the Company issued 1,000,000 shares of common stock at a price of $.0325 per share to Oriental New Investments, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $32,500.

     On March 11, 1998, the Company issued 25,000 shares of common stock at a price of $.04 per share to Financial Power Network, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $1,000.

     On April 2, 1998, the Company issued 777,778 shares of common stock at a price of $.045 per share to Charles Dunn, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $35,000.

     On April 2, 1998, the Company issued 100,000 shares of common stock at a price of $.025 per share to Financial Power Network, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $2,500.

     On May 1, 1998, the Company issued 1,250,000 shares of common stock at a price of $.03 per share to Lightning Imports, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $37,500.

     On June 30, 1998, the Company issued 1,066,666 shares of common stock at a price of $.048 per share to Oriental New Investments, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $51,500.

     On August 5, 1998, the Company sold an aggregate of $100,000 face value convertible debenture to an accredited investor under Rule 504 of Regulation D. The debenture was convertible at a discount into shares of common stock of the Company at the discretion of the holder thereof. The entire debenture was converted into an aggregate of 3,214,922 shares of common stock.

     On August 8, 1998, the Company issued 200,000 shares of common stock at a price of $.05 per share to Patrick Rost, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, in consideration for consulting services valued at $10,000.

     On August 21, 1998, the Company issued 800,000 shares of common stock at a price of $.05 per share to James Cannon, an accredited investor and an officer of the Company, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $40,000.

     On September 2, 1998, the Company issued 700,000 shares of common stock at a price of $.025 per share to JPMJ, Inc., an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $17,500.

     On September 14, 1998, the Company issued 450,000 shares of common stock at a price of $.055 per share to Oriental New Investments, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $25,000.

     On October 1, 1998, the Company issued 1,000,000 shares of common stock at a price of $.05 per share to Patrick Rost, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $50,000.

     On October 2, 1998, the Company issued 1,675,000 shares of common stock at a price of $.025 per share to Lightning Imports, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $41,875.

     On October 2, 1998, the Company issued 1,675,000 shares of common stock at a price of $.025 per share to Patrick Rost, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $41,875.

     On November 11, 1998, the Company sold an aggregate of $125,000 face value convertible debenture to two accredited investors under Rule 504 of Regulation
D. The debentures were convertible at a discount into shares of common stock of the Company at the discretion of the holders thereof. The two debentures were converted into an aggregate of 5,000,000 shares of common stock.

     On January 5, 1999 the Company sold an aggregate of $121,500 face value convertible debenture to two accredited investors under Rule 504 of Regulation
D. The debentures were convertible at a discount into shares of common stock of the Company at the discretion of the holders thereof. The two debentures were converted into an aggregate of 2,963,658 shares of common stock.

     On January 26, 1999, the Company issued 3,000,000 shares of common stock at a price of $.033 per share to Oriental New Investments, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $100,000.

     On January 26, 1999, the Company issued 285,714 shares of common stock at a price of $.035 per share to Joseph Lynde, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $10,000.

     On January 26, 1999, the Company issued 1,714,286 shares of common stock at a price of $.035 per share to Lightning Imports, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $60,000.

     On February 18, 1999, the Company sold an aggregate of $100,000 face value convertible debenture to an accredited investor under Rule 504 of Regulation D. The debenture was convertible at a discount into shares of common stock of the Company at the discretion of the holder thereof. The entire debenture was converted into an aggregate of 1,949,991 shares of common stock.

     On March 15, 1999, the Company issued 2,000,000 shares of common stock at a price of $.05 per share to LaSalle Investments, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $100,000.

     On April 16, 1999, the Company issued 4,000,000 shares of common stock at a price of $.03125 per share to LaSalle Investments, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $125,000.

     On April 19, 1999, the Company issued 1,250,000 shares of common stock to Scott Claverie, an accredited investor and President of AMS Acquisition Corporation which develops and maintains our ShopGoOnline division, which shares were valued at $.275 per share. This issuance was completed in accordance with  Section  4(2)  of  the  Securities  Act.

     In June 1999, the Company issued 500,000 shares to the two shareholders of Auctionomics, Inc. in connection with the acquisition of Auctionomics, Inc. by the Company. This issuance was exempt under Section 4(2) of the Securities Act.

     On August 11, 1999, the Company issued 800,000 shares of common stock at a price of $.1125 per share to LaSalle Investments, an accredited investor, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $90,000.

     In September 1999, the Company issued 200,000 shares of restricted common stock valued at $.42 and options to purchase 1,000,000 shares of common stock at $.50 per share to Patrick Rost in connection with a consulting agreement. This issuance was pursuant to Section 4(2) of the Securities Act.

     On September 8, 1999 the Company completed a reorganization which resulted in all shareholders of Jones Naughton Entertainment, Inc., a Colorado corporation, effectively receiving a share of Go Online Networks Corporation, a Delaware corporation in accordance with a tax free reorganization and reincorporation. This issuance was exempt in accordance with Section 3(a)(8) of the Securities Act.

     On September 20, 1999 the Company sold a Convertible Note to Triton Private Equities Fund, L.P., an accredited investor, for $350,000. In connection with the sale of the Convertible Note, the Company issued warrants to purchase 175,000 shares at $.50 per share to Triton and warrants to purchase 17,500 shares at $.50 per share to Ganesh Ltd., an accredited investor and a finder in the transaction.

     On October 4, 1999, the Company issued 1,320,833 shares of common stock at a price of $.158 per share to Oriental New Investments, an accredited investor and a Colorado resident entity, under Rule 504 of Regulation D promulgated under the Securities Act, resulting in proceeds to the Company of $208,750.

     On October 6, 1999, the Company issued 208,333 shares of "restricted" common stock (as that term is defined under Rule 144 of the Securities Act) to Cutler Law Group and certain of its employees, the Company's legal counsel and an accredited investor, in exchange for legal services rendered valued at $70,000. The Company relied upon Section 4(2) of the Securities Act for the issuance.

     On October 6, 1999, the Company issued 100,000 shares of "restricted" common stock (as that term is defined under Rule 144 of the Securities Act) to Fred Turner, the Company's litigation legal counsel and an accredited investor, in exchange for legal services rendered valued at $30,000. The Company relied upon Section 4(2) of the Securities Act for the issuance.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

RESULTS  OF  OPERATIONS

     In late 1998 and early 1999 we commenced a change in our business operations to an internet commerce and technology business. This included the acquisition of the ShopGoOnline.com internet e-commerce division and the acquisition of Auctionomics.com. Accordingly, our historical operating results do not reflect our present business strategy and consequently are not indicative of the probability of our future success or failures. We sold our prior primary business operating subsidiary, Real Estate Television Network, Inc., in late 1996 and had only nominal operations during 1997. During 1998, we acquired and subsequently resold to its prior management AMS Acquisition Corp., a publishing and advertising company.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31,  1998

     Our net loss during the fiscal year ended December 31, 1999 was ($2,443,308) compared to ($803,844) for 1998. This loss is attributable to an increase in stock issued for services and for legal fees paid by us in connection with our lawsuit against AmeriNet Financial Systems, Inc. and for legal services related to becoming a reporting company. In addition, a portion of this loss is attributed to the repurchase of an option held by Scott Claverie to purchase 26,000 shares of AMS Acquisition Corp., the corporate entity which owns and operates ShopGoOnline.com, for 1,250,000 shares of our common stock valued at $.275 per share.

     For the fiscal year ended December 31, 1999, we had revenue of $89,749, approximately one-half of which was generated by our ShopGoOnline.com divisions, and the other half of which was generated by our Internet kiosk business. While we show no revenues on our financial statements during the fiscal year ended December 31, 1998, this reflects the net earnings of our discontinued AMS Acquisition Corp. subsidiary which were consolidated as a net loss for the period. The operating subsidiary had earnings, but these were less than expenses and consequently our financial statements reflect a nonrecurring net loss for the period without reflecting earnings and expenses. At the end of 1996, we sold our Real Estate Television Network, Inc. operating subsidiary and had planned to use the proceeds of that sale to acquire operating businesses. When AmeriNet Financial Systems, Inc., the purchaser of Real Estate Television Network, failed to honor its agreements with us, we were unable to complete several proposed acquisitions and consequently filed legal action against AmeriNet. That litigation has now been settled.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We currently have limited capital resources pending completion of our business plan in accordance with our investment agreement with Triton Private Equities Fund, L.P. Nevertheless, all three businesses we are operating presently have the ability to enact cost control measures to operate each of our key businesses which would permit us to remain operational absent such immediate funding.

* Our ShopGoOnline internet Kiosk division could stop building and placing kiosks with no cost to us. At present, all sales agents for this business are independent contractors whose demand for income from us is dependent on performance and all are paid percentages of earned income by us for successful sales. The necessary marketing and management of all of our businesses could be effected on a very nominal budget until alternative financial resources are developed.

* Auctionomics is currently dependent on the performance of two key individuals whose salaries are paid against earned income and we are not obligated to pay any "base" compensation. The Auctionomics site is offering only referral businesses at this time so we are not obligated to inventory to build this business at this time. All technical requirements are furnished by our ShopGoOnline.com division and are included in that entities overhead and equipment support system.

* ShopGoOnline.com's management staff is presently composed of the two founders and 25% partners of Go Online Networks in establishing and building that business. Both are motivated by their equity position to properly maintain both Auctionomics and Shopgoonline.com websites and our technical server capacity.

* Office leases for all three operations have been paid in advance, all crucial equipment to operate these enterprises is bought and paid for and no critical leases exist to allow a greatly reduced work force to professionally operate these businesses.

     As of December 31, 1999, we had assets of $829,351 consisting primarily of cash of $25,921, other current assets of $18,503, designs and trademarks of $20,833, security deposits of $5,282, and equipment valued at $758,812.

     Current Liabilities consist of accounts payable of $505,399, notes payable and accrued expense of $136,467, unearned revenue of $120,000 (representing prepaid advertising on our kiosks) and amounts due to Joseph Naughton, our President, for advances from Mr. Naughton and accrued expenses totalling $492,687. In addition to current liabilities, we had a liability of $538,462 attributed to an outstanding convertible debenture as of December 31, 1999.

     At December 31, 1999, we had an accumulated deficit of $8,811,236 and a stockholders deficit of $963,664. The accumulated deficit and the stockholders deficit relate to our prior businesses which were recently changed.

     Since inception, we have funded our capital requirements through private equity financings. As of December 31, 1999, our sources of liquidity included cash and cash equivalents of $44,424.

     We made no Capital expenditures during the fiscal year ended December 31, 1998. We acquired $181,131 in equipment during the first six months of 1999. Our principal commitments as of December 31, 1999 consisted primarily of leases on our office facilities and there were no material commitments for additional capital expenditures.

     We funded our initial capital requirements through the sale of securities to private investors in private offerings generating a total of $178,483 during the fiscal year ended December 31, 1997, $694,883 during the fiscal year ended December 31, 1998 and approximately $1,265,250 during the year ended December 31, 1999.

     On September 20, 1999, we sold to Triton Private Equities Fund, LP, an aggregate of $538,462 principal amount of a series 1999-A eight percent convertible note for proceeds to us of $350,000.

     We believe that proceeds from our previous financings, together with our other resources and expected revenues, will be sufficient to cover working capital requirements for at least six months. Should revenue levels expected by us not be achieved, we would nevertheless require additional financing during such period to support its operations, continued expansion of our business and acquisition of products or technologies. Such sources of financing could include capital infusions from some of our strategic alliance partners, additional equity financings or debt offerings. Other than the proposed sale of securities in this registration statement, we have made no arrangements or commitments for such financing.

YEAR  2000  DISCLOSURE

     We have completed a review of our internal computer systems to identify all software applications and hardware that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999, referred to as the year 2000 or Y2K issue. Because our internet operations are relatively recent, we have purchased virtually all of our presently existing systems during 1999 and consequently we are confident that those systems and the operating software on those systems are Y2K compliant. We have inquired of the manufacturers of our internet kiosk systems and have been assured that all our kiosks are year 2000 compliant. We have also made inquiries of our other primary third party providers and have received assurances that they have taken steps to be year 2000 compliant. Despite these efforts, it is possible that we have not identified all year 2000 problems in our computer systems or in our third party supplier's systems. If we fail to identify and remedy year 2000 problems, we could lose revenues or experience delays in our business which would make us less profitable. While we may be dependent for some functions on third-party computer systems and applications, our relationship with our vendors is such that electronic data exchange is not generally date dependent. Although we believe that our computer systems are Y2K compliant, we intend to continue to monitor our computer systems in a continual effort to insure that our systems are Y2K compliant. Costs associated with our review were not material to our results of operations.

CERTAIN  MATERIAL  AGREEMENTS  AND  TRANSACTIONS

     In addition to options disclosed elsewhere in the notes to the financial statements, we have issued the following options to acquire our restricted common stock:

 * options to purchase 31,640 shares issued to Vera Brown exercisable at $.20 per share at any time within one year after our common stock first trades at or above $1.20 per share for thirty consecutive trading days.

* options to purchase 31,640 shares issued to Vera Brown exercisable at $.40 per share exercisable at any time within one year after our common stock has traded at $2.00 per share on each trading date for thirty consecutive days.

* options to purchase 31,640 shares issued to Vera Brown exercisable at $1.00 per share at any time within one year after our common stock has traded at $2.80 per share for thirty consecutive trading days. Such shares cannot be traded for a period of ninety days after the exercise of this option.

* options to purchase 31,640 shares issued to Vera Brown exercisable at $2.00 per share, exercisable at any time within one year after our common stock has traded at $3.60 per share for thirty consecutive trading days. Such shares cannot be traded for a period of sixty days after the exercise of this option.

     On July 8, 1998 AMS Acquisition Corp., a wholly-owned subsidiary we formed, acquired the assets and liabilities of a business operating several different publishing and advertising divisions located in San Diego, California. The total investment in the acquisition of the business assets approximated $240,000 including related acquisition expenses. After operating the business for approximately six months, the assets and liabilities were sold back to the original seller in exchange for assuming the then existing liabilities of the business. This sale back was effective December 31, 1998. At the time of the return of the business, the total assets of the business including goodwill of approximately $500,000, totaled approximately $858,000, and liabilities totaled approximately $904,000. While the liabilities were assumed in the sale back transaction, AMS remains contingently liable for any amounts not paid by the purchaser. The assets and the liabilities have been subsequently sold to another purchaser after the buy back from AMS.

     Effective February 3, 1998 we entered into a consulting agreement with Patrick M. Rost to provide financial support and market makers for our publicly traded common stock. In accordance with the terms of the agreement, Mr. Rost was issued 400,000 shares valued at $.035 per share and 1,250,000 shares at $.03 per share (issued to Lightning Imports) as compensation for consulting services. In addition, Mr. Rost was granted an option to acquire 1,000,000 shares at $.05, 1,000,000 at $.07 and 1,000,000 at $.09 per share. At the time of the grant of the options, the market price of the stock was in excess of the option prices. The options for the 1,000,000 shares at $.05 and the 1,000,000 shares at $.07 were exercised. The option for the 1,000,000 shares at $.09 expired unexercised.

     On March 5, 1995 we borrowed $49,500 and $52,500 from an individual and from a corporation, respectively. The notes bear interest at 7% per annum and are uncollateralized. The notes were due and not paid on May 29, 1996. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to our common stock at a rate of $.125 per share. The balance payable on December 31, 1998 on the notes total $62,744 and $66,547, respectively, including accrued interest.

     Effective September 15, 1999 we entered into a consulting and financial services agreement with Patrick M. Rost. The consulting and financial services agreement provides for developing, managing and marketing financial services for us from March 1, 1999 through December 31, 2000. In connection with the agreement, Mr. Rost received 200,000 shares of "restricted" common stock and options to purchase 1,000,000 shares of common stock at $.50 per share until December 31, 2000. The shares underlying the options are being registered in this registration statement.

ITEM  7  -  FINANCIAL  STATEMENTS

     The financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).

2ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The financial statements for the fiscal year ended December 31, 1998 were audited by Schumacher & Associates, Certified Public Accountants. On January 15, 2000, the Company retained the services of Miller and McCollom, Certified Public Accountants, to audit the Company's financial statements for the period ended December 31, 1999. There have been no disagreements between management and its former or current accountants of the type that are required to be reported under this Item 8.

                                      PART  III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the current directors and executive officers of GONT who will remain so with the combined entity, their principal offices and positions and the date each such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     Our  directors  and  executive  officers  are  as  follows:

Name                    Age     Positions
----                    ---     ---------

Joseph  M.  Naughton    56     Chairman,  Chief  Executive  Officer, Director

Scott Claverie          39     Director; President of AMS Acquisition Corp.
                               Dba  GoOn-line.com

Jim Cannon              65     Director; Director of Operations, Go Online
                               Kiosk  Division;  Secretary

Michael  Abelson        51     Director

     JOSEPH M. NAUGHTON, Chairman B Mr. Naughton has been our President since May 1991. From September 1986 through October 1987, Mr. Naughton was Operations Manager for Shop Television Network in which he oversaw the marketing and merchandising from that company. In October 1987 Mr. Naughton was elected to Shop Television Network's Board and Directors and appointed simultaneously Executive Vice President and Chief Operating Officer. Shop Television Network's wholly-owned subsidiary ShopTV, Inc. was acquired by the JC Penney Company in 1988 and Mr. Naughton was a Vice President of Operations for the renamed JC Penny Television Shopping Channel, the TV home shopping program arm of the JC Penney Company until June 1991. Mr. Naughton was responsible for overseeing the video production and cable distribution for the JC Penney and Shop Television Network. Prior to Shop Television Network, Mr. Naughton served as VP/General Merchandising Manager for the GEMCO division of Lucky Stores from January 1985. From May 1970 until October 1986, Mr. Naughton worked for Lucky Stores, Inc. and its wholly owned subsidiary Gemco Stores.

     SCOTT CLAVERIE, Director and President of AMS Acquisition Corp. B Mr. Claverie will be directing the operations and marketing efforts of ShopGoOnline.com. From June 1997 until June 1999, Mr. Claverie was Business Operations Manager for Cal State University at Chico where he was responsible for management and support of the support staff for the university's voice network. From February 1994 until June 1996, he was a branch manager for Computer Telephone Corp. Computer Telephone Corp. markets a large variety of telecommunication services and was responsible for managing a significant portion of Pacific Bell's customer base. From September 1991 to February 1994, Mr. Claverie was an account executive for MCI Telecommunications, where he marketed communication products and services to the business community. From June 1987 through August 1990, he was Advertising Director of the Chico News & Review, where he supervised and coordinated activities of sales personnel in the display and classified departments. From May 1981 through September 1986, Mr. Claverie was a retail manager for Gemco Stores, managing the operations for the fine jewelry and camera department.

     JIM CANNON, Director of Operations -- Mr. Cannon has over 30 years of experience in the hospitality, lodging, and food and beverage industry. A graduate of Cornell University with a Bachelor's of Science degree in Business and Food Technology. He is an eleven-year veteran of the Days Inn organization, serving as Vice President of Franchise Operations. From September 1998 until April 1999, Mr. Cannon was with ShoLodge Franchise Systems. From March 1997 until September 1998, Mr. Cannon was Director of Franchise Sales for Country & Hearth Inns in Atlanta, Georgia. From August 1990 through August 1996, Mr. Cannon was National Director of Franchise Development for Hospitality International, Inc. in Atlanta, Georgia. During 1990 and 1991, Mr. Cannon worked in sales of Friendship Inn and Econolodge franchises for Econolodges of America, Inc. in North Bergen, New Jersey. In addition, Mr. Cannon's past experience includes senior level executive positions with Columbia Sussex Corporation, Inc. (a Holiday Inn Franchise Group), Days Inn or America, Inc and other hotels and restaurants.

     DR. MICHAEL ABELSON, Director. Dr. Abelson is President of Abelson & Company, a firm he founded in 1986, which specializes in improving real estate management and sales associate profitability. Dr. Abelson is also on the faculty of Texas A&M University in the Department of Management, which he joined in 1981.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10  -  EXECUTIVE  COMPENSATION

Summary  Compensation  Table

     The following GONT summary compensation table shows certain compensation information for services rendered in all capacities for the three fiscal years ended December 31, 1996, 1997, 1998 and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                           SUMMARY COMPENSATION TABLE

                          Annual  Compensation                 Long  Term  Compensation
                    --------------------------              -------------------------------
                                                               Awards                     Payouts
                                                           ---------------           -------------------
                                                                                     SECURITIES
                                                       OTHER ANNUAL   RESTRICTED     UNDERLYING     LTIP      ALL OTHER
                                 SALARY      BONUS     COMPENSATION   STOCK Awards    OPTIONS      PAYOUTS   COMPENSATION
NAME AND PRINCIPAL   YEAR          ($)        ($)            ($)        ($)           SARS (#)       ($)         ($)
 POSITION
Joseph Naughton      1999         $96,000     -0-            -0-         -0-            -0-           -0-        -0-
(President, CEO)     (12/31)

                     1998          96,000     -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

                     1997          96,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     1996          96,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

Jim Cannon (1)       1999          40,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)

                     1998            -0-      -0-            -0-        - 0 -          - 0 -          -0-        -0-
                     (12/31)

Michael English (2)  1996         $48,000     -0-            -0-         -0-            -0-           -0-        -0-
                     (12/31)


(1)  Mr.  Cannon  commenced  his  employment  with  the  Company  in  1999.
(2)  Mr. English was President of the Company until his resignation during 1996.



                                              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                      (INDIVIDUAL GRANTS)


                    NUMBER OF SECURITIES            PERCENT OF TOTAL
                         UNDERLYING              OPTIONS/SAR'S GRANTED
                    OPTIONS/SAR'S GRANTED        TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
                           (#)                            YEAR                  ($/SH)                 EXPIRATION DATE
NAME
Joseph M. Naughton         -0-                             --                     --                        --
------------------  ----------------------       ----------------------     -----------------------    ---------------
James Cannon               -0-                             --                     --                        --







                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                             AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF UNEXCERCISED
                                                              SECURITIES UNDERLYING          VALUE OF UNEXERCISED IN-THE-
                                                              OPTIONS/SARS AT FY-END (#)     MONEY OPTION/SARS
                    SHARES ACQUIRED ON                        EXERCISABLE/UNEXERCISABLE      AT FY-END ($)
NAME                EXERCISE (#)         VALUE REALIZED ($)                                  EXERCISABLE/UNEXERCISABLE
                    -------------------  ------------------   --------------------------    -----------------------------
Joseph M. Naughton         -0-                 -0-                       - 0 -                        --

James Cannon               -0-                 -0-                       - 0 -                        --


Compensation  of  Directors

     Our Directors have not received any compensation for serving in such capacity. We currently contemplate that we will pay each outside director up to $500 to attend meetings will provide certain option grants and/or restricted stock awards as compensation for its outside Directors in the future for serving in such capacity.

Employment  Agreements

     Effective May 1, 1999 we entered into a consulting agreement with Michael Abelson, one of our directors, whereby Mr. Abelson was engaged to assist in the creation of our real estate website for our ShopGoOnline.com operating division. The term of the agreement is for one year but can be terminated by us with or without cause with 30 days notice. Compensation to Mr. Abelson is summarized as follows:

*    Monthly  cash  consulting  fee  of  $5,000;
* Quarterly bonus equal to 15% of the gross revenues earned by us through our real estate web site developed by Mr. Abelson; and
* options to acquire 25,000 shares of stock for each $500,000 in gross revenues attributable to the real estate web site developed by us.

     Effective April 12, 1999 we entered into an employment agreement with James Cannon. The agreement is for a term of one year but is subject to termination by us for cause. Both we and Mr. Cannon have the right to terminate the agreement after giving the other party thirty days notice. In the event that the agreement is terminated by us without cause, Mr. Cannon will be entitled to compensation earned computed pro-rata up to the date of termination. Mr. Cannon's compensation during the term of the agreement will be as follows:

*    Base  salary  of  $60,000  per  year;
* Quarterly bonus of 20% of the net advertising revenues of the Community Marquee Division generated as a result of Mr. Cannon's direct efforts during the previous quarter;
* Alternative quarterly bonus equal to 25% of the net advertising revenues of the Community Marquee Division generated by parties other than Mr. Cannon; and
* Options to purchase 25,000 shares of our common stock for each twenty-five kiosks shipped up to a maximum of 150 kiosks. The exercise price of the options shall be equal to 60% of the closing bid price of our common stock on the last business day of the month in which Mr.Cannon becomes eligible.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the common stock and series A preferred stock of GONT as of December 31, 1999 by:

* each person or entity known to own beneficially more than 5% of the common stock or 5% of the preferred stock;
*    each  of  GONT's  directors;
*    each  of  GONT's  named  executive  officers;  and
*    all  executive  officers  and  directors  of  GONT  as  a  group.



                 Name and Address of         Amount and Nature of              Percent of
Title of Class   Beneficial Owner (1)        Beneficial Ownership              Class
---------------  ---------------------       ---------------------             -----------
                 Joseph M. Naughton              5,307,125 (2)                    7.6%
Common Stock

Preferred Stock                                       0                           0.0%

Common Stock     James M. Cannon                 1,008,000 (3)                    1.4%

Preferred Stock                                       0                           0.0%

Common Stock     Scott Claverie                  1,250,000                        1.8%

Preferred Stock                                       0                           0.0%

Common Stock     Michael Abelson                   485,000 (4)                    0.7%

Preferred Stock                                       0                           0.0%

Preferred Stock  Nicanor Concepcion & Fahma
                 Concepcion, Joint Tenants
                  624 Park Ave.                    130,000                       26.0%
                 Norton, VA 24273

Preferred Stock  Avelino Rosales
                  23 White Drive                    63,333                       12.7%
                 Cedarhurst, NY 11516

Preferred Stock  Bill Tillson
                  14623 Deervale Place              40,000                        8.0%
                 Sherman Oaks, CA 91403

Preferred Stock  Bradley B. Hinshew                 35,000                        7.0%
                  3918 River Road
                 Sneeds Ferry, NC 28460

Common Stock     All Officers and Directors
                 as a Group (4 persons)          6,800,125 (2,3,4)                9.5%
                                                =====================            ========

1. Except as otherwise set forth, the address for each of these shareholders is c/o Go Online Networks Corporation, 5681 Beach Boulevard, Suite 101/100, Buena Park, CA 90621.
2. Mr. Naughton's shares are held through several different entities and trusts, as to which Mr. Naughton is the primary beneficial owner.
3. Reflects 8,000 shares which Mr. Cannon owns director and up to 1,000,000 shares which Mr. Cannon could obtain upon the exercise of a warrant to purchase shares of common stock at $.20 per share.
4. In addition, Mr. Abelson will receive options to purchase 25,000 shares of common stock for each $500,000 in gross revenues attributable to the real estate website developed by us.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Joseph  M.  Naughton, our Chief Executive Officer has made several loans to
Go Online. As of December 31, 1998 and as of December 31, 1999 the amounts payable to Mr. Naughton for advances totaled $130,242 and $124,222 respectively. In addition there is unpaid compensation due to him of $48,000 for 1996, $61,250 for 1997, $70,485 for 1998 and $72,750 for 1999. The balances payable for compensation to Mr. Naughton totaled $179,735 at December 31, 1998 and $252,485 at December 31, 1999. The balances payable to Mr. Naughton are uncollateralized, bear no interest and are payable on demand. This loan is on terms which are substantially better than could be obtained from third parties.

     Effective February 26, 1999 we entered into a joint venture agreement with Scott Claverie whereby 25,000 shares of AMS Acquisition Corp. were transferred (25% ownership of AMS) to Mr. Claverie. We also granted Mr. Claverie warrants to acquire an additional 26,000 shares of AMS at $1.00 per share following the end of the first profitable quarter of operations, but in no event later than twelve months after the February 26, 1999 agreement date. Effective April 19, 1999 we exchanged 1,250,000 restricted shares of our common stock for the warrants. These 1,250,000 shares were recorded at $.275 per share, one half of the market value of free trading shares of our common stock on April 19, 1999, and recorded as an expense totaling $343,750. As a part of the joint venture agreement, we agreed to provide AMS with $25,000 for working capital. Mr. Claverie transferred to AMS all equipment, intellectual property, technology associated with the individuals internet-based business. These transactions were all on terms as fair as those obtainable from third parties.

     During 1996 we sold our wholly-owned subsidiary Real Estate Television Network, Inc. in exchange for shares of stock of AmeriNet Financial Services, Inc., the entity that acquired Real Estate Television Network. Since we were unable to receive free trading shares of AmeriNet as agreed, on July 9, 1998 we filed a lawsuit against AmeriNet and certain of its officers and directors alleging breaches of written contracts, fraud and violations of various Corporate Code sections. On September 2, 1998, AmeriNet filed a cross-complaint against us alleging fraud and misrepresentation, breaches of contracts and conspiracy. In the cross-complaint AmeriNet sought damages in the approximate amount of $12,000,000, together with exemplary and punitive damages, attorney's fees and cost of the suit. The actual losses identified by the cross-complaint were less than $500,000. Effective on December 15, 1999, we entered into a settlement with AmeriNet which provided for AmeriNet (which had subsequently been renamed Homespace, Inc.) to issue to us 200,000 shares of Homespace common stock and pay us $100,000, with mutual releases of claims on both sides.

     On December 3, 1998, related to a different litigation matter, a default judgment was entered against us in the approximate amount of $55,000 for alleged amounts owed by Real Estate Television Network for which the plaintiff alleges was also owed by us. On July 14, 1999 the default judgement was set aside based on the fact that we were never properly served with a summons and complaint. We contend that we are not liable for the amounts due since Real Estate Television Network was a separate corporation and we never guaranteed this obligation.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS

Exhibit  No.      Description
-----------       -----------

2.1 Agreement and Plan of Merger of Go Online Networks Corporation, a Delaware corporation, and Jones Naughton Entertainment, Inc. a Colorado corporation, dated September 8, 1999.
2.2               Certificate of Merger of Jones Naughton Entertainment, Inc.
                  into  Go  Online  Networks  Corporation,  dated
                  August  12,  1999.

2.3 Articles of Merger of Jones Naughton Entertainment, Inc. with Go Online Networks Corporation, dated September 8, 1999.
3.1               Articles  of  Incorporation  of  Valencia Capital, Inc., filed
                  October  20,  1987.
3.2               Articles  of  Amendment  to  the  Articles of Incorporation of
                  Valencia  Capital,  Inc.,  filed  February  7,  1991.
3.3 Articles of Amendment to the Articles of Incorporation of Jones Naughton Entertainment, Inc., filed July 27, 1994.
3.4 Articles of Amendment to the Articles of Incorporation of Jones Naughton Entertainment, Inc., filed July 28, 1994.
3.5 Certificate of Designation for Jones Naughton Entertainment, Inc., dated June 8, 1994.
3.6               Bylaws  of  Jones  Naughton  Entertainment,  Inc., as amended.
3.7 Certificate of Incorporation of Go Online Networks Corporation, dated August 11, 1999.
3.8 Certificate of Designation for Go Online Networks Corporation, dated August 13, 1999.
3.9               Bylaws  of  Go  Online  Networks  Corporation.
3.10              Articles  of  Incorporation  of  AMS Acquisition Corp., filed
                  June  29,  1998.
3.11              Bylaws  of  AMS  Acquisition  Corp.
10.1 Agreement and Plan of Reorganization by and among Amerinet Financial Systems, Inc., Jones Naughton Entertainment, Inc., Real Estate Television Network, Inc. and Amerinet, Inc., dated August 1996.
10.2 Stock Purchase Agreement between Amerinet Financial Services, Inc. and Jones Naughton Entertainment, Inc., dated October 1996.
10.3 Escrow Agreement between Jones Naughton Entertainment, Inc., Amerinet Financial Systems, Inc. and MRC Legal Services Corporation, dated February 12, 1997
10.4 Form of Stock Purchase Agreement between Jones Naughton Entertainment, Inc. and investors for 504 Stock Sales from January 1997 through April 1999.
10.5 Escrow Agreement between Jones Naughton Entertainment, Inc., Michael Rost and MRC Legal Services Corp., dated November 17, 1997.
10.6 Stock Purchase Agreement between Jones Naughton Entertainment, Inc. and Joe Lynde, dated November 17, 1997.
10.7 Escrow Agreement between Jones Naughton Entertainment, Inc., Joseph Lynde and MRC Legal Services Corp., dated November 17, 1997.
10.8 Stock Purchase Agreement between Jones Naughton Entertainment, Inc. and David Evans, dated November
                  17,  1997.
10.9 Escrow Agreement between Jones Naughton Entertainment, Inc., David Evans and MRC Legal Services Corp., dated November 17, 1997.
10.10 Stock Purchase Agreement between Jones Naughton Entertainment, Inc. and Patricia L. Schonebaum IRA Account, dated November 17, 1997.
10.11 Escrow Agreement between Jones Naughton Entertainment, Inc., Patricia L. Schonebaum IRA Account and MRC Legal
                  Services Corp., dated November 17,  1997.
10.12 Stock Purchase Agreement between Jones Naughton Entertainment, Inc. and Patricia L. Schonebaum, dated November 17, 1997.
10.13 Escrow Agreement between Jones Naughton Entertainment, Inc., Patricia L. Schonebaum and MRC Legal Services Corp., dated November 17, 1997.

10.14 Stock Purchase Agreement between Jones Naughton Entertainment, Inc. and Joy F. Evans, dated November 17, 1997.
10.15 Escrow Agreement between Jones Naughton Entertainment, Inc., Joy F. Evans and MRC Legal Services Corp., dated November 17, 1997.
10.16 Agreement for Purchase and Sale of Assets between Sign Products of America, Inc. and Jones Naughton Entertainment, Inc., dated March 1998.
10.17 Agreement for Purchase and Sale of Assets between Affiliated Marketing Services, Inc. and AMS Acquisition Corp., dated July 8, 1998.
10.18 Employment Agreement between AMS Acquisition Corp. and Paul Hentschl effective July 8, 1998.
10.19 First Company Security Agreement in favor of Affiliated Marketing Services, Inc., dated July 8, 1998.
10.20             Company  Security Agreement in favor of Paul Hentschl, dated
                  July  8,  1998.
10.21             Secured Promissory Note payable to Paul Hentschl, dated July
                  8,  1998.
10.22 Agreement for Purchase and Sale of Assets between AMS Acquisition Corp. and Affiliated Marketing Services, Inc., dated January 11, 1999.
10.23 Addendum to Agreement for Purchase and Sale of Assets between AMS Acquisition Corp. and Affiliated Marketing Services, Inc., dated January 13, 1999.
10.24             Joint  Venture  Agreement  by  and  between  Jones  Naughton
                  Entertainment,  Inc.  and  Scott  Claverie,  dated  February
                  26,  1999.
10.25 Employment Agreement between Jones Naughton Entertainment, Inc. and James Cannon, effective April 12, 1999.
10.26 Stock Exchange Agreement by and between Jones Naughton Entertainment, Inc. and Scott Claverie, dated April
                  19,  1999.
10.27 Independent Consultant Agreement between Jones Naughton Entertainment, Inc. and Michael Abelson, effective
                  May  1,  1999.
10.28 Marketing Agreement between Jones Naughton Entertainment, Inc. and PDQ Internet , dated May 3, 1999.
10.29             Marketing  Agreement  between  Jones Naughton Entertainment,
                  Inc.  and  ieXe,  dated  June  4,  1999.
10.30 Reorganization and Stock Purchase Agreement between Jones Naughton Entertai ment, Inc. and Auctionomics, Inc., dated June 10, 1999.
10.31 Consulting Agreement between Auctionomics, Inc. and WLTC, LLT, effective June 10, 1999.
10.32 Vendor Agreement between GoOn-line.com and 5th Avenue Channel, dated June 1999.
10.33 Addendum to Reorganization and Stock Purchase Agreement between Jones Naughton Entertainment, Inc. and Auctionomics, Inc., dated June 25, 1999.
10.34 Form of Securities Subscription Agreement between Jones Naughton Entertainment, Inc. and certain Investors for 3% Series A Convertible Debentures due July 30, 2000
10.35             Form  of 3% Series A Convertible Debenture due July 30, 2000
10.36 Form of Escrow Agreement between Jones Naughton Entertainment, Inc., certain Investors, and Edward H. Burnbaum, Esq., as escrow agent, for the Company's 3% Series A Convertible Debentures due July 30, 2000.
10.37 Office Lease between Jones Naughton Entertainment, Inc. and eOfficeSuites, Inc. dated August 12, 1999.

10.38 Consulting and Financial Services Agreement between Jones Naughton Entertainment, Inc. and Patrick M. Rost dated September 15, 1999.
10.39 Employment Agreement between AMS Acquisition Corp. and Matt Herman, effective October 1, 1999.
10.40 Lease Proposal for 5681 Beach Blvd., Buena Park, CA 90621 for Jones Naughton Entertainment, Inc. dated July 21, 1999.
10.41 Lease Agreement between GoOn-Line.com and Design Arts Building Associates dated April 29, 1999
10.42 Securities Purchase Agreement between Go Online Networks Corporation and Triton Private Equities Fund, L.P., dated September 20, 1999
10.43 Series 1999-A Eight Percent Convertible Promissory Note due October 1, 2001 dated September 21, 1999 issued to Triton Private Equities Fund, L.P.
10.44 Warrant to Purchase Common Stock dated September 21, 1999 issued to Triton Private Equities Fund, L.P.
10.45             Registration  Rights  Agreement  between  Go Online Networks
                  Corporation  and   Triton  Private  Equities  Fund, L.P. dated
                  September 20, 1999
10.46 Escrow Agreement among Go Online Networks Corporation, Triton Private Equities Fund, L.P. and H. Glenn Bagwell, Jr., as escrow agent, dated as of September 20, 1999.
10.47             Form  of  Site  Agreement
10.48             Agreement  between  Auctionomics,  Inc.  and  Classified
                  Auctions.com,  LLC
10.49 Agreement between Ingram Book Company and Go Online Networks Corporation dated November 22, 1999
10.50             Agreement  between  LinkShare  Corporation  and  Go  Online
                  Networks  Corporation
10.51 Agreement between Infotouch Technologies Corporation and Go Online Networks Corporation dated June 22, 1999
10.52 Memorandum of Understanding between Icom Network and Go Online Networks Corporation dated March 8, 1999
10.53 Invoice dated June 14, 1999 reflecting Agreement between Websites Results and Go Online Networks Corporation
10.54             Investment  Agreement  dated November 29, 1999 between
                  Triton Private Equities Fund LP and Go Online Networks Corporation
10.55 Registration Rights Agreement dated November 29, 1999 between Triton Private Equities Fund LP and Go Online Networks Corporation
10.56 Form of Warrant to Purchase Common Stock issuable to Triton Private Equities Fund LP by Go Online Networks Corporation
10.57             Addendum to Employment Agreement for James Cannon.
23.1 Consent of Schumacher & Associates, independent public accountants
23.2              Consent  of Miller and McCollom, certified public accountants

     (b)     REPORTS  ON  FORM  8-K

     There  were  no reports on Form 8-K filed during the period of this report.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March  28,  2000                    Go  Online  Networks  Corporation


                                            /s/  Joseph  M.  Naughton

                                            Joseph  M. Naughton, Chief Executive
                                              Officer  and  Director

                         GO  ONLINE  NETWORKS  CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED  FINANCIAL  STATEMENTS
                                      WITH
              REPORTS  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


                            December 31, 1998 and 1999


Consolidated  Financial  Statements:

     Report  of  Independent  Certified  Public Accountants            F-2 & F-3

     Consolidated  Balance  Sheets                                        F-4

     Consolidated  Statements  of  Operations                             F-5

     Consolidated  Statement  of  Changes  in
     Stockholders'  (Deficit)                                             F-6

     Consolidated  Statements  of  Cash  Flows                            F-7

     Notes  to  Consolidated  Financial  Statements                       F-8

                   REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS
                   -------------------------------------------------------


The  Board  of  Directors
Go  Online  Networks  Corporation
Buena  Park,  California


We have audited the accompanying balance sheet of Go Online Networks Corporation and Consolidated Subsidiaries as of December 31, 1999, and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Go Online Networks, Corporation and Consolidated Subsidiaries as of December 31, 1999, and the results of its operations, changes in stockholders' (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. Management's plan to continue in operations is contained in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Miller and McCollom

Miller  and  McCollom
Certified  Public  Accountants
2170  South  Parker  Road,  Suite  270
Denver,  CO   80231
February  25,  2000

                   REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS
                   -------------------------------------------------------


The  Board  of  Directors
Go  Online  Networks  Corporation
Buena  Park,  California


We have audited the accompanying statements of operations, stockholders' (deficit) and cash flows of Go Online Networks Corporation for the year ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the results of operations, changes in stockholders' (deficit) and cash flows of Go Online Networks Corporation for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. Management's plan to continue in operations is contained in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Schumacher & Associates

Schumacher  &  Associates
Certified  Public  Accountants
12835  E.  Arapahoe  Road
Tower  II,  Suite  110
Englewood,  CO  80112
August  27,  1999

              GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                                   CONSOLIDATED  BALANCE  SHEETS
                                         December 31, 1999

                                             ASSETS
                                             ------


Current Assets:
 Cash                                       $ 25,921
 Other current assets                         18,503
 Total Current Assets                         44,424
                                            --------

Designs and trademarks, net of
 accumulated amortization of $29,164          20,833
Security deposits                              5,282
Equipment, net of accumulated depreciation
 of $96,569                                  758,812
                                            --------

TOTAL ASSETS                                $829,351
                                            ========

                        LIABILITIES  AND  STOCKHOLDERS'  (DEFICIT)


Current Liabilities:
  Accounts payable and accrued expenses        $   505,399
  Notes payable and accrued interest
   (Note 8)                                        136,467
  Unearned revenue (Note 1)                        120,000
  Advances from and accrued expenses
   to officer (Note 2)                             492,687
                                               ------------
  Total Current Liabilities                      1,254,553

Convertible debentures (Note 4 and Note 11)        538,462
                                               ------------
TOTAL LIABILITIES                                1,793,015
                                               ------------

Commitments and contingencies
 (Notes 1,2,3,4,5,6,7,8,9,10 and 11)                     -

Stockholders' (Deficit):
 Convertible preferred stock, no par
   value, 10,000,000 shares authorized,
   638,333 issued and outstanding                  168,883
  Common stock, no par value,
   100,000,000 shares authorized,
   75,181,843 shares issued and
   outstanding                                   7,678,689
                                               ------------
  Accumulated (Deficit)                         (8,811,236)
                                               ------------
TOTAL STOCKHOLDERS' (DEFICIT)                     (963,664)
                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)  $   829,351
                                               ============


The  accompanying  notes  are  an  integral  part  of  the financial statements.

              GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                        CONSOLIDATED  STATEMENTS  OF  OPERATIONS



                                                                   Year Ended     Year Ended
                                                                   December 31,   December 31,
                                                                      1998          1999
                                                                   -------------  ------------
Revenue
   Sales                                                           $           -   $    89,749
                                                                   --------------  ------------

Expenses:
 Advertising                                                                   -        58,365
 Amortization and depreciation                                            12,500        80,660
 Rent                                                                      7,451        44,237
 Legal fees                                                              120,048       433,564
 Contract services, salaries and
  payroll taxes                                                          124,375       274,215
 Compensation, officer                                                    96,000        96,000
 Common stock issued for
  Website development (Note 10)                                                -       180,000
 Other                                                                    82,100       612,045
                                                                   --------------  ------------
Total Operating Expenses                                                 442,474     1,779,086
                                                                   --------------  ------------
Net (Loss) Before Other
 Income (Expense)                                                       (442,474)   (1,689,337)
Other Income (Expense):
 Option buy back (Note 10)                                                     -      (625,000)
 Operating loss of segment disposed of                                  (145,203)            -
 Litigation settlement (Note 7)                                                -       100,000
 Discount on convertible
  debentures (Note 4)                                                          -      (188,462)
 Loss from disposition of
  segment disposed of (Note 5)                                           (94,845)            -
 Interest expense                                                       (121,322)      (40,509)
                                                                   --------------  ------------
Net (Loss)                                                         $    (803,844)  $(2,443,308)
                                                                   ==============  ============

Per Common Share                                                   $        (.02)  $      (.03)
                                                                   ==============  ============
Weighted Average
 Shares Outstanding                                                   44,558,017    70,502,913
                                                                   ==============  ============

The  accompanying  notes  are  an  integral  part  of  the financial statements.

              GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES
              ------------------------------------------------------------------

                        STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY

                      From  December  31,  1997  through  December  31,  1999




                                           Preferred    Stock       Common      Stock       Accumulated
                                           No./Shares   Amount      No./Shares  Amount          (Deficit)  Total
                                           -----------  ----------  ----------  ----------  -------------  ------------


Balance at December 31, 1997                  938,000   $ 322,417   34,665,995  $4,766,211  $ (5,564,084)  $  (475,456)

Common stock issued                                 -           -   19,484,366     914,208             -       914,208

Preferred stock converted                    (299,667)   (104,884)     299,667     104,884             -             -

Loss for the year ended December 31, 1998
                                                    -           -            -           -      (803,844)     (803,844)
                                           -----------  ----------  ----------  ----------  -------------  ------------

Balance at December 31, 1998                  638,333     217,533   54,450,028   5,785,303    (6,367,928)     (365,092)

Common stock issued                                 -           -   20,592,815   1,844,736             -     1,844,736

Preferred stock converted                    (139,000)    (48,650)     139,000      48,650             -             -

Loss for the year ended December 31, 1999
                                                    -           -            -           -    (2,443,308)   (2,443,308)
                                           -----------  ----------  ----------  ----------  -------------  ------------

Balance at December 31, 1999                  499,333   $ 168,883   75,181,843  $7,678,689  $ (8,811,236)  $  (963,664)
                                            ===========  ==========  ==========  ==========  =============  ============


The  accompanying  notes  are  an  integral  part  of  the financial statements.

              GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS




                                                          Year Ended       Year Ended
                                                         December 31,     December 31,
                                                             1998            1999
                                                        ------------      ------------

Operating Activities:
 Net (Loss)                                             $  (803,844)  $(2,443,308)
  Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
   Amortization and depreciation                             12,500        80,660
   Increase in accounts payable
    and accrued expenses                                     46,651       439,358
   Increase in unearned revenue                                   -       120,000
   Discount on debenture                                          -       188,462
   Option buy back                                                -       625,000
   Other                                                    126,382       346,413
                                                          ----------  ------------
 Net Cash (Used in) Operating Activities                   (618,311)     (643,415)
                                                          ----------  ------------
Investing Activities:
 Investment in equipment                                          -      (855,381)
 Investment in designs and trade name                       (50,000)      (50,000)
                                                          ----------  ------------
 Net Cash  (Used in) Investing Activities                   (50,000)     (905,381)
                                                          ----------  ------------
Financing Activities:
 Repayment of notes and advances payable                    (31,427)            -
 Common stock issued                                        694,883     1,039,736
 Proceeds from notes and advances payable                         -       532,710
                                                          ----------  ------------
Net Cash Provided by Financing Activities                   663,456     1,572,446
                                                          ----------  ------------
Increase (decrease) in Cash                                  (4,855)       23,650
Cash at Beginning of Period                                   7,126         2,271
                                                         -----------  ------------
Cash at End of Period                                   $     2,271   $    25,921
                                                        ===========  ============
Interest Paid                                           $   121,322   $    40,509
                                                        ============  ============
Income Taxes Paid                                       $         -   $         -
                                                        ============  ============


The  accompanying  notes  are  an  integral  part  of  the financial statements.

         GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                      NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               December  31,  1998  and  1999

(1)     Summary  of  Significant  Accounting  Policies
        ----------------------------------------------

     A.     Organization  and  Principles  of  Consolidation
            ------------------------------------------------

The consolidated financial statements of Go Online Networks Corporation, formerly Jones Naughton Entertainment, Inc. and Consolidated Subsidiaries include the accounts of Go Online Networks Corporation, incorporated in Colorado on October 20, 1987, and reincorporated in Delaware effective September 14, 1999, and its subsidiaries AMS Acquisition Corp. (AMS), incorporated in Nevada on June 2, 1998 and Auctionomics, Inc., incorporated in Nevada on June 8, 1999. Jones Naughton Entertainment, Inc. changed its name to Go Online Networks Corporation on September 8, 1999. References to the Company refer to Go Online Networks Corporation and its subsidiaries. As of December 31, 1998, AMS was a wholly-owned subsidiary of Go Online Networks Corporation. As of December 31, 1999, AMS and Auctionomics are 75% owned subsidiaries of Go Online Networks Corporation. The Company is in the information technology business. All intercompany accounts have been eliminated in the consolidation. The Company has selected December 31 as its year end.

     B.     Use  of  Estimates  in  the  Preparation  of  Financial  Statements
            -------------------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

C.     Basis  of  Presentation  -  Going  Concern
       ------------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management's plan to continue in operations is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

In view of these matters, realization of certain of the assets in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                         December  31,  1998  and  1999

(1)     Summary  of  Significant  Accounting  Policies,  Continued
        ----------------------------------------------------------

     D.     Per  Share  Information
            -----------------------

The per share information is computed based upon the weighted average number of shares outstanding.

     E.     Equipment
            ---------

The Company carries its investment in equipment, principally consisting of office equipment and computer access kiosks installed at customer locations, at cost net of accumulated depreciation. Depreciation is provided over a five year period on a straight-line basis.

     F.     Geographic  Area  of  Operations
            --------------------------------

The Company's customers are principally in the U.S.A. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in one area and in one industry, this concentration of operations results in an associated risk of uncertainty.

     G.     Intangible  Assets
            ------------------

The Company reviews the carrying value of its intangible assets on a periodic basis, at least quarterly, to determine if there is any impairment in carrying value. As of December 31, 1999 and the Company believes that there is no impairment in value of the carrying value of its intangible assets.

     H.     Stock  Issued  for  Services  and Stock Options Granted for Services
            --------------------------------------------------------------------

The Company has issued stock and granted stock options for services. The market value of the shares issued for services was recorded as an expense in the accompanying financial statements. All options granted were at market value or higher at the time of the grant. No compensation was recorded for the options granted since any compensatory amounts would be immaterial since the options were granted at prices at least equal to market.

     I.     Income  Taxes
            -------------

The Company as of December 31, 1998 had approximately $7,700,000 of net operating loss carryovers which expire in years through 2019. A change in ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryovers. As of December 31, 1999 the Company had deferred tax assets of approximately $2,310,000 related to net operating loss carryovers. A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryovers are uncertain.

     GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                         December  31,  1998  and  1999

(1)     Summary  of  Significant  Accounting  Policies,  Continued
        ----------------------------------------------------------

     J.     Preferred  Stock
            ----------------

The Company has outstanding 499,333 shares of Series A Preferred Stock. Each share of Series A Preferred stock is convertible into one share of common stock at the option of the holder. The Series A Preferred Stock votes on an equal per share basis with the common stock, and is eligible to receive equivalent dividends to the shares of common stock. In the event of liquidation of the Company, the Series A Preferred Stock has a liquidation preference of the number of shares plus 8% from the time of issuance.

     K.     Advertising
            -----------

The  Company  expenses  advertising  costs  as  incurred.

     L.     Unearned  Revenue
            -----------------

The Company received $145,000 related to future advertising on the Internet kiosks which has been accounted for as unearned revenue. The advertising revenue will be recognized as income and will be amortized over the periods covered on a straight-line basis. $25,000 had been earned as of December 31, 1999.

     N.     Concentration  of  Credit  Risks
            --------------------------------

The Company carries its cash accounts in banks. As of December 31, 1999 the Company had no accounts in excess of the amount insured by the F.D.I.C.

(2)     Advances  and  Accrued  Expenses,  Related  Party
        -------------------------------------------------

The Company's Chief Executive Officer has loaned various amounts to the Company. As of December 31, 1999 the amounts payable to the officer for advances totaled $240,202. In addition there is unpaid compensation due to him of $252,485 at
December  31,  1999.   The  balances  payable  to  the  related  party  are
uncollateralized,  bear  no  interest  and  are  payable  on  demand.

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                           December  31,  1998  and  1999

(3)     Stock  Options
        --------------

The  following  summarizes  earned  options  granted, exercised and outstanding:
--------------------------------------------------------------------------------



                                  Option        Expiration
Date of Grant        # of Shares   Price        Date
-------------------  ------------  -----------  ----------------------------

 February 27, 1996     1,000,000   $       .35  November 1, 1997
                     ------------  -----------
Balance outstanding
 December 31, 1996     1,000,000   $       .35  Average option price of $.35

 April 10, 1997          100,000   $       .25  November 1, 1997
 April 10, 1997          100,000   $       .10  May 1, 1998
 April 10, 1997          100,000   $       .15  November 1, 1998
 April 1, 1997           100,000   $       .25  November 1, 1999
 February 27, 1996    (1,000,000)  $       .35  Expired November 1, 1997
 April 10, 1997         (100,000)  $       .05  Expired November 1, 1997
                     ------------  -----------
Balance outstanding
 December 31, 1997       300,000   $  .10-$.25  Average option price of $.17

 April 10, 1997         (100,000)  $       .10  Expired May 1, 1998
 April 10, 1997         (100,000)  $       .15  Expired November 1, 1998
 May 3, 1998             500,000   $       .07  February 2, 1999
 May 3, 1998             500,000   $      .125  February 2, 1999
 May 3, 1998             500,000   $       .25  February 2, 1999
 July 27, 1998           500,000   $       .25  February 2, 1999
                     ------------  -----------
Balance outstanding
 December 31, 1998     2,100,000   $  .07-$.25  Average option price of $.18

 May 3, 1998            (500,000)  $       .07  Exercised February 2, 1999
 April 12, 1999          150,000   $       .25  April 11, 2001
 April 12, 1999        1,000,000   $       .20  April 11, 2001
 August 9, 1999          200,000   $       .32  August 8, 2000
 September 15, 1999    1,000,000   $       .50  December 31, 2000
 May 3, 1998            (500,000)  $      .125  Expired February 2, 1999
 May 3, 1998            (500,000)  $       .25  Expired February 2, 1999
 July 27, 1998          (500,000)  $       .25  Expired February 2, 1999
 April 1, 1997          (100,000)  $       .25  Expired November 1, 1999
                     ------------  -----------
Balance outstanding
 December 31, 1999     2,350,000   $  .20-$.50  Average option price of $.27
                     ============  ===========

The Company has other various option agreements with employees, independent contractors and consultants that have contingencies associated with the rights to exercise. These other contingent option agreements are disclosed at various locations throughout the notes to the financial statements. The above summary represents all options that are not subject to any contingencies. All options were granted at exercise prices equal to or in excess of market prices of the stock at the date of grant, therefore no compensation expense was recorded for the options.

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                           December  31,  1998  and  1999

(3)     Stock  Options,  Continued
        --------------------------

In addition to options disclosed elsewhere in the notes to the financial statements, the Company has issued the following options to acquire restricted common stock of the Company:

A. 31,640 shares exercisable at $.20 per share at any time within one year after the Company's common stock first trades at or above $1.20 per share for thirty consecutive trading days.

B. 31,640 shares exercisable at $.40 per share exercisable at any time within one year after the publicly traded common stock of the Company has traded at $2.00 per share on each trading date for thirty consecutive days.

C. 31,640 shares exercisable at $1.00 per share at any time within one year after the publicly traded common stock of the Company has traded at $2.80 per share for thirty consecutive trading days. Such shares cannot be traded for a period of ninety days after the exercise of this option.

D. 31,640 shares exercisable at $2.00 per share, exercisable at any time within one year after the publicly traded common stock of the Company has traded at $3.60 per share for thirty consecutive trading days. Such shares cannot be traded for a period of sixty days after the exercise of this option.

(4)     Convertible  Debentures
        -----------------------

During the years ended December 31, 1998 and 1999, the Company issued approximately $343,000 and $100,000, respectively of convertible debentures which have been converted to common stock. The debentures were converted to common stock at 75% of the market value of the common stock. The difference between the exercise price and the market price upon exercise has been recorded as interest expense in the accompanying 1998 and 1999 financial statements in the amount of $114,333 and $33,333, respectively. In addition during September, 1999, the Company issued $538,462 of convertible debentures for $350,000. The discount of $188,462 has been recorded as an other expense similar to interest in the financial statements. As additional consideration for the purchase of the debenture, the purchaser was granted a warrant to purchase 175,000 shares of common stock of the Company at a price of $.50 per share which will expire on December 31, 2000. Since the exercise price was in excess of the market value of the stock at the time of issuance, no consideration was recorded in the financial statements. If not converted to common stock, the debenture accrues interest at 8% per annum, due and payable quarterly in arrears with the first payment due on December 31, 1999. The $538,462 convertible debenture is convertible at the option of the holder into common stock at a conversion price for each share of common stock equal to the lesser of (1) 125% of the closing bid price for the common stock on the date of issuance of the debenture or (2) a percentage of the average of the three lowest closing bid prices for the common stock for the 20 trading days immediately preceding the conversion date. The applicable percentage shall be equal to the following: (I) for conversions made on or before 120 days after the date of the debenture, 105%; (ii) between 121 and 150 days, 103%; (iii) between 151 and 180 days, 100%; (iv) between 181 and 210 days, 97% or (v) after 210 days, 95%. See Note 11 for subsequent events related to this matter.

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                        December  31,  1998  and  1999

(5)     Investment  in  and  Disposition  of  Investment  in  Publishing  and
        ---------------------------------------------------------------------
        Advertising  Business
        -------------

On July 8, 1998 AMS Acquisition Corp., a newly formed wholly-owned subsidiary of the Company acquired the assets and liabilities of a business operating several different publishing and advertising divisions located in San Diego, California. The total investment in the acquisition of the business assets approximated $240,000 including related acquisition expenses. After operating the business for approximately six months, the assets and liabilities were sold back to the original seller in exchange for assuming the then existing liabilities of the business. This sale back was effective December 31, 1998. At the time of the return of the business, the total assets of the business including goodwill of approximately $500,000, totaled approximately $858,000, and liabilities totaled approximately $904,000. While the liabilities were assumed in the sale back transaction, AMS remains contingently liable for any amounts not paid by the purchaser. The assets and the liabilities have been subsequently sold again after the buy back from AMS. The financial statements have no provision for future losses, if any, related to this contingency. The ultimate resolution of this matter cannot presently be determined.

The consolidated financial statements include a loss from the operations of this discontinued business in the amount of $145,203 and a loss from disposition of this business totaling $94,845.

(6)     Consulting  Agreements
        ----------------------

Effective February 3, 1998 the Company entered into a consulting agreement with an individual to provide financial support and market makers for the Company's publicly traded common stock. In accordance with the terms of the agreement the consultant was issued 400,000 shares valued at $.035 per share and 1,250,000 shares at $.03 per share as compensation for consulting services. In addition, the consultant was granted an option to acquire 1,000,000 shares at $.05, 1,000,000 at $.07 and 1,000,000 at $.09 per share. At the time of the grant of the options, the option price was in excess of the market price of the stock. The options for the 1,000,000 shares at $.05 and the 1,000,000 shares at $.07 were exercised. The option for the 1,000,000 shares at $.09 expired unexercised.

Effective July 27, 1998 the Company entered into a consulting agreement with an individual for a 90 day period. The individual was paid $6,000 per month for providing services to assist in developing financial support for the Company's publicly traded common stock. In addition, the consultant was granted an option to purchase 500,000 shares of the Company's common stock at $.125 per share within one year of the effective date of the agreement. The option expired unexercised.

Effective March 9, 1998 the Company entered into an internet public relations agreement with an entity for a three month period. For services performed, the Company issued 125,000 shares of its common stock valued at $.025 per share. The entity was also granted a ninety day option to acquire 50,000 additional shares at $.075 per share. The option expired unexercised.

Effective October 17, 1997 the Company entered into a consulting agreement with an individual whereby the individual prepared news releases and other services requested by the Company in connection with its securities market, broker dealer relationships and investor relations. The Company issued the individual 150,000 shares valued at $.066 per share for compensation related to the services performed.

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            December  31,  1998  and  1999

(7)     Commitments  and  Contingencies
        -------------------------------

During 1996 the Company sold its wholly-owned subsidiary RETN in exchange for shares of stock of the entity acquiring RETN. Since the Company was unable to receive free trading shares of the entity, the Company on July 9, 1998 filed a lawsuit against the purchaser and certain of its officers and directors alleging breaches of written contracts, fraud and violations of various Corporate Code sections. On September 2, 1998, the purchasing entity filed a cross-complaint against the Company alleging fraud and misrepresentation, breaches of contracts and conspiracy. During December 31, 1999, the Company settled this matter and received $100,000 cash plus 160,000 restricted shares of Home Space Inc. A contingent asset exists with respect to the 160,000 shares, the value of which cannot presently be determined. The financial statements include no value for the 160,000 shares. An additional 40,000 shares were issued to the Company's legal counsel as part of the settlement. The 160,000 shares of Home Space, Inc. were pledged as collateral for the convertible debentures. See Note 11.

On December 3, 1998, related to a different litigation matter, a default judgement was entered against the Company in the approximate amount of $55,000 for alleged amounts owed by RETN for which the plaintiff alleges is also owed by the Company. On July 14, 1999 the default judgement was set aside based on the fact that the Company was never properly served with a summons and complaint. The Company contends that it is not liable for the amounts due since RETN was a separate corporation and the Company never guaranteed this obligation. The financial statements do not include any loss provision with respect this matter. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

Management does not believe that the above contingencies will result in material adverse effects on the financial statements.

(8)     Notes  Payable
        --------------

On March 5, 1995 the Company borrowed $49,500 and $52,500 from an individual and from a corporation, respectively. The notes bear interest at 7% per annum and are uncollateralized. The notes were due and not paid on May 29, 1996. The lenders have the right to demand payment in full on the notes and failure to pay on demand would increase the interest rate to 18% per annum. The lenders have the right to convert the notes to common stock of the Company at a rate of $.125 per share. The balance payable on December 31, 1999 on the notes total $66,244 and $70,223, respectively, including accrued interest.

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 1998 and 1999

(9)     Acquisition  of  Assets
        -----------------------

During March 1998 the Company entered into an agreement to acquire the assets of a business engaged in the manufacturing, marketing, management and display of advertising and informational kiosks. The purchase price was $50,000 with a down payment of $25,000 plus four equal quarterly installments at the 90 day, 180 day, 270 day and 350 day anniversaries of the closing date. As of December 31, 1998 the balance payable under the terms of the agreement was $12,500, which was paid off in 1999. Since the value of tangible assets acquired was minimal, the total $50,000 was recorded in the accompanying financial statements as an intangible asset related to the designs, trademarks, trade names, contract rights and other intangible assets. This intangible asset is being amortized on a straight line basis over a three year period.

(10)     Other  Events  and  Transactions
         --------------------------------

Effective February 26, 1999 the Company entered into a joint venture agreement with an individual, the current President of AMS, whereby 25,000 shares of (AMS) Acquisition Corp. were transferred (25% ownership of AMS) to the individual. The Company also granted the individual warrants to acquire an additional 26,000 shares of AMS at $1.00 per share following the end of the first profitable quarter of operations, but in no event later than twelve months after the February 26, 1999 agreement date. Effective April 19, 1999 the Company exchanged 1,250,000 restricted shares of Go Online Networks Corporation common stock for the warrants. These 1,250,000 shares were recorded at $.50 per share, ninety percent of the market value of free trading shares of the Company's Common Stock on April 19, 1999, and recorded as an expense totaling $625,000. As a part of the joint venture agreement, the Company agreed to provide AMS with $25,000 for working capital.

Effective May 15, 1999 the Company entered into a lease for office space in northern California. The term of the lease is for five years with monthly base rent payments of $1,615. The base rent amounts are subject to increases of 3% per annum. The Company has the right to terminate the lease between May 15, 2000 and June 15, 2000 and also between May 15, 2002 and June 15, 2002. Future base rent commitments during the years ended December 31 under this lease are summarized as follows:

2000               $  19,380
2001               $  19,380
2002               $  19,380
2003               $  19,380
2004               $  8,075


Effective July 21, 1999 the Company entered into a lease for office space in Buena Park California. The term of the lease is for three years with monthly base rent payments of $1,600. Future base rent commitments during the years ended December 31 under this lease are summarized as follows:

2000               $  19,200
2001               $  19,200
2002               $  11,200

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                          December  31,  1998  and  1999

(10)     Other  Events  and  Transactions,  Continued
         --------------------------------------------

During May, 1999, the Company entered into a settlement agreement whereby the Company paid $25,000 in cash to an entity for the full and final release of a liability of the Company with respect to the Company's guarantee of certain commitments of RETN to the entity.

Effective June 10, 1999 the Company entered into a stock purchase agreement whereby the Company acquired 75% ownership of Auctionomics, Inc., a Nevada corporation. Auctionomics, Inc. had no business assets or liabilities at the time of the acquisition. The Company had issued 500,000 restricted shares of its common stock and a warrant for an additional 500,000 shares exercisable for two years at an exercise price of $.50 per share. The shares were recorded at $.36 per share, ninety percent of the market value, due to the size of the block and the restricted nature of the stock. The $180,000 value of the shares issued was recorded as an expense in the accompanying financial statements since the substance of the transaction was to engage the services of the principals of Auctionomics to assist the Company in developing an Internet web site. The Company agreed to and has provided $25,000 of working capital. The agreement also provides that the 25% shareholders of Auctionomics will be entitled to a bonus equal to 25% of the net income before taxes of Auctionomics each year for as long as they remain shareholders of Auctionomics. The Company also entered into consulting agreements with the 25% shareholders of Auctionomics whereby they will receive 20% of the gross revenues generated to Auctionomics through efforts of the consultants as long as they are shareholders of Auctionomics.

Effective April 12, 1999 the Company entered into an employment agreement with an individual. The agreement is for a term of one year but is subject to termination by the Company for cause. The Company or the employee have the right to terminate the agreement after giving the other party thirty days notice. In the event that the agreement is terminated by the Company without cause, the employee shall be entitled to compensation earned computed pro-rata up to the date of termination. The employee's compensation during the term of the agreement shall be as follows:

A.     Base  salary  of  $60,000  per  year.

B. Quarterly bonus of 20% of the net advertising revenues of the Community Marquee Division generated as a result of the employee's direct efforts during the previous quarter.

C. Alternative quarterly bonus in lieu of B. above equal to 25% of the net adverting revenues of the Community Marquee Division generated by partes other than the employee.

D. The employee shall be granted options to purchase 25,000 shares of the Company's common stock for each twenty-five kiosks shipped up to a maximum of 150 kiosks. The exercise price of the options shall be equal to 60% of the closing bid price on the last business day of the month in which the employee becomes eligible. The difference between the exercise price and the option price at the time when the options are earned will be expensed in the financial statements as compensation.

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                        December  31,  1998  and  1999

(10)     Other  Events  and  Transactions,  Continued
         --------------------------------------------

Effective May 1, 1999 the Company entered into a consulting agreement with an individual whereby the consultant was engaged to assist in the creation of the Company's real estate website for its GoOn-line.com operating division. The term of the agreement is for one year but can be terminated by the Company with or without cause with 30 days notice.

Compensation  to  the  consultant  is  summarized  as  follows:

A.     Monthly  cash  consulting  fee  of  $5,000.

B. Quarterly bonus equal to 15% of the gross revenues earned by the Company through its real estate web site developed by the consultant.

C. The consultant shall be granted options to acquire 25,000 shares of stock for each $500,000 in gross revenues attributable to the real estate web site developed by the Company.

Effective May 20, 1999 the Company entered into a marketing agreement with an entity, whereby the entity agreed to introduce various hotels, motels and other lodging businesses to the Company for the purpose of placing computer access kiosks in their facilities. The Company will compensate the entity 20% for all adjusted gross usage and 10% of advertising revenue generated as a result of the site agreements negotiated during the term of the agreement. The site owner will also be paid not More than 10% of adjusted gross revenue. The entity will be paid 25% of all the adjusted gross usage and 15% of the advertising revenue for any site agreement that is signed for a duration exceeding 4 years. The Company granted the entity a 60 month exclusive representation for the marketing of the Company's kiosk system for South Florida, define as south of Interstate 40. In order to maintain exclusivity, the entity must sign 20 new sites per month for the 60 month contract period and must agree to procure a minimum of 8 advertising contracts per kiosk installed. Upon execution of the first 100 site agreements the Company will grant the entity an option to purchase 100,000 shares of stock at $.45 per share exercisable for a two year period. Upon execution of the first 500 site agreements the Company will grant the entity the right to purchase 250,000 shares at $.75 per share for two years. Upon execution of the first 1,000 site agreements the Company will grant the entity the right to purchase 250,000 shares at $1.25 per share for two years. The difference, if any, between the exercise price and ninety percent of the market value of the stock will be recorded as additional compensation to the extent ninety percent of the market price exceeds the exercise price of the option granted. If the entity installs additional ad panels on the Company's kiosks using a secondary ad panel furnished by the Company the entity will be compensated 10% for all ad revenue up to $15,000 per year per ad panel and 90% of all ad revenues generated per panel in excess of $15,000 per year.

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                        December  31,  1998  and  1999

(10)     Other  Events  and  Transactions,  Continued
         --------------------------------------------

Effective May 15, 1999 the Company entered into a marketing agreement with an entity, whereby the entity agreed to introduce various hotels, motels and other lodging businesses to the Company for the purpose of placing computer access kiosks in their facilities. The Company will compensate the entity 20% for all adjusted gross usage and 10% of advertising revenue generated as a result of the site agreements negotiated during the term of the agreement. The site owner will also be paid not more than 10% of adjusted gross revenue. The entity will be paid 25% of all the adjusted gross usage and 15% of the advertising revenue for any site agreement that is signed for a duration exceeding 4 years. The Company granted the entity a 60 month exclusive representation for the marketing of the Company's kiosk system for Southern California, defined as Los Angeles County and south of Los Angeles County, and also Arizona and Nevada. In order to maintain exclusivity, the entity must sign 20 new sites per month for the 60 month contract period and must agree to procure a minimum of 8 advertising contracts per kiosk installed. Upon execution of the first 100 site agreements the Company will grant the entity an option to purchase 100,000 shares of stock at $.75 per share exercisable within one year. Upon execution of the first 1,000 site agreements the Company will grant the entity the right to purchase 250,000 shares at $1.25 within one year. The difference, if any, between the exercise price and ninety percent of the market value of the stock will be recorded as additional compensation to the extent ninety percent of the market price exceeds the exercise price of the option granted. If the entity installs additional ad panels on the Company's kiosks using a secondary ad panel furnished by the Company the entity will be compensated 10% for all ad revenue up to $15,000 per year per ad panel and 90% of all ad revenues generated per panel in excess of $15,000 per year. In addition, the Company agreed to pay the entity $350 for each 4 year site agreement and $200 for all other site agreements exceeding one year. The Company also agreed to pay the entity $2,000 per month in advance for marketing expenses drawn against future site agreement fees and commissions as long as the entity signs not less that 10 new site agreements for the following month.

During August, 1999, the Company entered into a marketing agreement with an entity whereby the entity agreed to provide certain marketing services for the Company. The entity agreed to introduce various hotels, motels and other lodging businesses to the Company and to assist in negotiating kiosk site agreements for the Company. The entity will be compensated as follows:

A. The entity will receive 20% for all adjusted gross usage revenue and 10% of advertising revenue generated as a result of the site agreements negotiated for the duration of the agreement. The site agreement will provide for a commission to be paid to the site owner of not more than 10% of the adjusted gross revenue. For purposes of the contract, adjusted gross revenue is defined as revenue less cost for purchasing and installing the kiosk.

B. The entity will be paid 25% of all adjusted gross usage and 15% of the advertising revenue for any site agreement that is signed for a duration exceeding four years.

C. The entity will be paid $150 for each site agreement of four years or greater and $100 for each site agreement less than four years.

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                         December  31,  1998  and  1999

(10)     Other  Events  and  Transactions,  Continued
         --------------------------------------------

D. The entity was granted a 60 month exclusive representation for the marketing of the kiosk system for Indiana, Michigan and Ohio.

E. In order to maintain the exclusive marketing agreement, the entity agreed to deliver 20 signed site agreements per month for the 60 month contract period and agreed to produce a minimum of eight advertising contracts per kiosk.

F. Upon the execution of the first 100 site agreements the company agreed to grant to the entity an option to purchase 100,000 shares of the company's common stock for the price of $1.00 per share for one year.

G. Upon the execution of the first 500 site agreements the company agreed to grant to the entity an option to purchase 250,000 shares of the Company's common stock for the price of $1.25 per share for one year.

H. If the entity installs additional advertising panels on the kiosks using secondary advertising panel display units, the entity will be compensated 10% for all advertising revenue up to $15,000 per year. Advertising revenues generating more than $15,000 per year will earn the entity 90% and 10% will be paid to the Company.

During October, 1999, 308,333 restricted shares of common stock were issued as consideration for amounts owed for legal fees totaling $73,750. The financial statements include an expense provision for the $37,000 difference between the $.24 agreed upon price of the stock and ninety percent of the market value of the publicly traded stock.

Effective October 1, 1999, the Company entered into an employment agreement with an individual for a three year period. The individual will serve as Executive Vice President and Director of Technical Support.

A. The employee will receive an annual salary of $80,000 for the first year, $90,000 for the second year and $100,000 for the third year.

B. The employee shall also receive a cash bonus payable following the end of each fiscal year equal to one eighth of one percent of the gross sales of the Company, if and only if the Company is profitable for the corresponding year.

C. In addition to the salary and bonus set forth above, the employee shall be granted options to acquire common stock of the Company as follows:

At the end of the first year the employee shall be eligible to purchase up to 200,000 shares of common stock at $.25 per share. At the end of years two and three the employee shall become eligible to purchase 200,000 shares of stock at the average closing bid price on the five business days immediately preceding the anniversary of the employment agreement. All options granted shall be exercisable for a period of two years from their date of grant.

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                       December  31,  1998  and  1999

(10)     Other  Events  and  Transactions,  Continued
         --------------------------------------------

D. The agreement may be terminated for cause at any time. The agreement may be terminated by the Company or the employee with 30 days notice. If terminated by the Company, the employee shall be entitled to compensation earned up to the date of termination plus 90 days severance pay. If terminated by the employee, the employee shall be entitled to compensation earned prior to the date of termination.

Effective October 6, 1999, the Company entered into an employment agreement with an individual. The agreement is for a term of one year but is subject to termination by the Company for cause. The Company or the employee have the right to terminate the agreement after giving the other party thirty days notice. In the event that the agreement is terminated by the Company without cause, the Employee shall beentitled to compensation earned computed pro-rata up to the date of termination.

The employee's compensation during the term of the agreement shall be as follows:

A.     Base  salary  of  $60,000  per  year.

B. Quarterly bonus of 10% of the net advertising revenues of the Go Online kiosk's generated as a result of the employee's direct efforts during the previous quarter.

C. The employee shall be granted options to acquire common stock of the Company as follows: For his 1st year of employment, employee is granted an option to purchase 100,000 shares at .32 per share. In addition, for every seventy-five (75) kiosks shipped and installed by the division, up to a maximum of three hundred seventy-five (375) kiosks, employee shall receive options to acquire 25,000 shares of Company common stock at an exercise price equal to seventy-five percent (75%) of the closing bid price on the last business day of the month in which employee became eligible hereunder. Parties to this contract agree that this option starts at a level of 225 units already in existence when employee signed this agreement. The initial option expires December 31, 2000. Subsequent options expire on the 31st of December of the next calendar year that those options become effective in.

(11)     Subsequent  Events
         ------------------

During January, 2000, the Company issued 3,800,000 common shares for an inactive fully reporting company, for the purpose of the Company to become an SEC fully reporting company.

On January 24, 2000, for 250,000 shares of its common stock, the Company entered into a consulting agreement with an individual with regard to the preparation and printing of certain materials for the Company.

During January, 2000, the Company issued 2,500,000 shares of its common stock for $.10 per share.

Effective  January  10,  2000,  the  Company  entered into a Securities Purchase
Agreement whereby the buyer agreed to buy from the Company $1,000,000 of its Series 2000-A Eight Percent (8%) Convertible Notes, maturing January 1, 2002, and payable in quarterly installments in arrears on March 31, June 30, September 30, and December 31, of each year during the term of the Note, with the first such payment to be made March 31, 2000. Accrual of interest may be payable either in cash or Common Stock

          GO  ONLINE  NETWORKS  CORPORATION  AND  CONSOLIDATED  SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 1998 and 1999

(11)     Subsequent  Events,  Continued
         ------------------------------

at the holder's option. If interest is paid in Common Stock, the number of shares to be delivered in payment will be determined by taking the dollar amount of interest being paid divided by the average of the closing bid prices for the Common Stock for the ten trading days prior to the due date of such interest. The Notes are convertible into Common Stock, upon certain Registration, and for prices determined at various dates as defined in the agreement. The purchase price was $500,000 in cash and cancellation of the $538,462 of the convertible debentures outstanding as of December 31, 1999.